Form 10-K
period 1993-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1994-03-22
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549


                                          Form 10-K
         X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1993

                                            OR

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number 2-54754



                        General American Transportation Corporation

         Incorporated in the                 IRS Employer Identification Number
         State of New York                                  36-2827991

                                  500 West Monroe Street
                               Chicago, Illinois 60661-3676
                                       312/621-6200

                Securities registered pursuant to Section 12(b) of the Act:

                                           None


                Securities registered pursuant to Section 12(g) of the Act:

                                           None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X       No


    Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 4, 1994.

    General American Transportation Corporation meets the conditions set forth in General Instruction J(1) of Form 10-K and therefore is filing this form with the reduced disclosure format.

PART I


Item 1.  Business

General American Transportation Corporation (GATC) is a wholly-owned subsidiary of GATX Corporation (GATX) and is engaged in the leasing and management of railroad tank cars and specialized freight cars and owns and operates tank storage terminals, pipelines and related facilities.

Industry Segments


                        Railcar Leasing and Management

The Railcar Leasing and Management segment (Transportation) is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1993, its fleet consisted of approximately 55,800 railcars, including 48,000 tank cars and 7,800 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older, smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of
Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:
                                             Year Ended December 31,
                                     1993    1992    1991    1990    1989
Tank car fleet capacity
  (in millions of gallons)          1,024     993     977     964     939

Number of cars added to fleet       3,000   1,600   1,500   1,700   2,900

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1993, approximately 55% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 6% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 6% of total railcar leasing revenue.

Transportation typically leases new equipment to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1993 was approximately 93%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of service centers consisting of four major service centers and 23 mobile trucks in 16 locations. Transportation also utilizes independent third-party repair shops.

Transportation purchases most of its new railcars from Trinity Industries, Inc. (Trinity), a Dallas-based metal products manufacturer, under a contract entered into in 1984 and extended from time to time thereafter, most recently in 1992. Transportation anticipates that through this contract it will continue to be able to satisfy its customers' new car lease requirements. Transportation's engineering staff provides Trinity with design criteria and equipment specifications, and works with Trinity's engineers to develop new technology where needed in order to upgrade or improve car performance or in response to regulatory requirements.

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Service Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 192,000 tank cars owned and leased in the United States at December 31, 1993, Transportation had approximately 48,000. Principal competitive factors include price, service and availability.

                        Terminals and Pipelines

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals are also linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals also owns or holds interests in four refined product pipeline systems. As of December 31, 1993, Terminals owned and operated 27 terminals in 14 states, nine of which are associated with Terminals' pipeline interests, and eight facilities in the United Kingdom; Terminals also had joint venture interests in 12 international facilities.

As of December 31, 1993, Terminals had a total storage capacity of 71 million barrels. This includes 53 million barrels of bulk liquid storage capacity in the United States, 6 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 100,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. During 1993, Terminals handled approximately 635 million barrels of product through its wholly-owned bulk liquid storage facilities, with capacity utilization of 92% at the end of 1993.

For 1993, 77% of Terminals' revenue was derived from petroleum products and 20% from a variety of chemical products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, and the expansion of its customers into new geographical markets.

Terminals serves nearly 200 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 7% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminalling companies. The domestic public terminalling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminalling companies. In addition to public terminalling companies, oil and chemical companies, which generally do not make their storage facilities available to others, also have significant storage capacity in their own private facilities. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

Trademarks, Patents and Research Activities

Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Customer Base

GATC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATC as a whole.

Employees

GATC and its subsidiaries have approximately 1,800 active employees, of whom 35% are hourly employees covered by union contracts.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance is leased.

Item 3.  Legal Proceedings

A railcar owned by Transportation was involved in a derailment near Dunsmuir, California in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against GATC, or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases but remains in the cases with respect to the plaintiffs who have opted out of the class and with respect to indemnity and contribution claims. There is one other case seeking recovery for response costs and natural resource damages: State of California, et al, vs. Southern Pacific, et al, filed in the Eastern District of California (CIV-S-92 1117).
All other actions have been consolidated with these two cases.
GATC also has been named as a potentially responsible party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim has also been consolidated in the suit in the Eastern District of California. GATC has entered into provisional settlement agreements with the United States of America, the state of California, Southern Pacific and certain other defendents settling all material claims arising out of the above incident in an amount not material to GATC. Such settlement, however, is conditional on further court action. It is the opinion of management that if damages are assessed and taking into consideration the probable insurance recovery, this matter will not have a material effect on GATC's consolidated financial position or results of operations.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific Transportation Corporation, et al, filed December 1989 (No. 253603) and settled February 1994; Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Raman, et al, v. Southern Pacific Railroad Company, et al, filed May 1990 (No. 256181) and settled October 1993; Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947); Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047); Jackson, et al,
v. City of San Bernardino, et al, filed May 1990 (No. 256172) and settled February 1993; Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876); Hawkins, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000825) and since dismissed as to all GATX subsidiaries; Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990
(No. 256173); Mary Washington v. Southern Pacific, et al, filed May 1990
(No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464); Yost, et al, v. Southern Pacific Railroad, et al, filed June 1989 (No. 250308) and dismissed January 1993; Riley, et al, v. Lake Minerals Corp., et al, filed May 1990 (No. 256163) and settled September 1993; Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific

Transportation, et al, filed November 1992 (No. 275936); Brooks, et al, v. Southern Pacific, et al, filed May 1990 (No. 256176) and settled February 1994; Goldie, et al, v. Southern Pacific, et al, filed May 1990 and dismissed July 1993, appeal pending; Irby, et al, v. Southern Pacific, et al, (No. 255715) filed April 1990; Esparza, et al, v. Southern Pacific, et al, (No. 256433) filed May 1990 and settled February 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990; Nancy Washington, et al, v. Southern Pacific, et al, (No. 256435) filed May 1990. In addition, GATC is aware of approximately 10 other cases (the majority involving multiple plaintiffs) seeking damages arising out of this incident which have named but not served a subsidiary of GATC or a subsidiary officer. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

Not required.


PART II


Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

GATX Corporation owns all of the outstanding common stock of GATC.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations

GATC's reported net income for 1993 of $74 million compared to $66 million in 1992. The comparison between years is impacted by the Federal tax rate increase in 1993 and the adoption of two accounting pronouncements in 1992. Overall, operating income improved in 1993 compared to 1992 due to better results at both Transportation and Terminals. Transportation's earnings increased as higher revenues and lower ownership costs were somewhat offset by increased fleet repair expenses. Income at Terminals increased as a result of higher revenues, reduced interest expense, and improved margins which were partially offset by higher SG&A expense and decreased earnings at its foreign affiliates. Transportation's 1992 earnings compared to 1991 were unfavorably affected by a weak economy and regulatory pressure on the industry which increased repair costs. Terminals' results in 1992 improved over 1991 as margins increased due to domestic facility improvements and cost controls, combined with increased earnings from foreign affiliates.

As a result of new tax legislation which increased the federal income tax rate from 34% to 35% retroactively to January 1, 1993, net income for 1993 included an increase to income taxes of $7 million for the cumulative increase in deferred income taxes and a $1 million increase for the current year. The impact of the tax rate change by segment is shown in a table on page 35.

In 1992, GATC adopted Statement of Financial Accounting Standards (SFAS) No. 106 and SFAS No. 109. SFAS No. 106 changed the method of accounting for postretirement benefits from the pay-as-you-go method to the accrual basis.
This resulted in a one-time charge to earnings of $45 million for the transition obligation. SFAS No. 109 revised the method of accounting for deferred income taxes to the liability method which resulted in a $38 million favorable adjustment. These adjustments are shown by segment in a table on page 35.

GROSS INCOME

Consolidated gross income for 1993 of $602 million exceeded 1992 revenue of $579 million and 1991 revenue of $559 million.

Transportation's 1993 gross income of $302 million increased $13 million from 1992. Rental revenues increased 4% attributable to an average of 940 additional cars on lease and higher average rental rates. The increased level of additions to the fleet was in anticipation of increased demand for new tank cars. Transportation had approximately 51,900 railcars on lease at December 31, 1993 compared to 50,100 a year earlier and fleet utilization improved to 93% from 92% at the end of 1992.

Terminals' 1993 gross income of $281 million increased $15 million from 1992 reflecting continuing strong demand for tanks and blending services at domestic petroleum terminals. Capacity utilization at the wholly-owned facilities was 92% at year end, up from 91% a year ago. Throughput from these facilities of 635 million barrels was down 4 million barrels from 1992 reflecting changes in the operating pattern of certain customers.

Transportation's 1992 gross income of $289 million increased $4 million over 1991. Higher average rental rates were offset by a slightly lower average number of railcars on lease during the year. Average cars on lease of 49,800 were down 200 cars from 1991. Fleet utilization at December 31, 1992 was 92% on a fleet size of 54,400 railcars compared to 93% on a fleet size of 53,600 at the end of 1991.

Terminals' 1992 gross income of $266 million increased $17 million from 1991. This increase was the result of the completion of a number of capital projects and strong results at many domestic operations. Capacity utilization at Terminals' wholly-owned facilities increased 3% from 1991 to 91% at the end of 1992. Throughput of 639 million barrels was down slightly from 650 million barrels in 1991.

COSTS AND EXPENSES

Operating expenses in 1993 increased $16 million over 1992. Transportation's operating expenses of $119 million increased $15 million from 1992 due to increased railcar repair costs and higher operating lease expenses which increased due to the increased level of operating lease assets. Transportation continues to utilize sale leasebacks to finance its railcar additions. The leaseback is recorded as an operating lease which removes the asset and related liability from the balance sheet; the payments under the operating leases are recorded as operating lease expense. Fleet repair costs increased 9% over 1992 reflecting higher volumes as a result of regulatory and customer requirements. Operating margins decreased slightly as the increase in fleet repair costs exceeded the growth in revenues. The pressure on operating margins is expected to continue as Transportation's own commitment to provide its customers with well maintained railcars coupled with stricter maintenance standards in the industry and increased work required as a result of mandated inspection programs continue to increase repair costs. The project to upgrade the company's repair facilities is intended to control costs by improving the efficiency and productivity of the repair process for the company's railcars.

Terminals operating costs of $153 million increased $1 million over 1992. Even though revenues increased, operating costs were flat with 1992 due to cost controls, resulting in improved operating margins. However, ongoing maintenance spending is expected to continue to grow in keeping with GATC's commitment to operate environmentally responsible facilities.

Operating expenses in 1992 increased $25 million over 1991. Transportation's operating expenses of $104 million increased $13 million from 1991 due to increased fleet repair costs and additional operating lease rentals. Terminals' operating costs of $152 million increased $12 million over 1991 largely due to higher maintenance, remediation and claims expenses.

Interest expense of $79 million in 1993 decreased $17 million from 1992 due to lower interest rates, the full-year effect of the 1992 refinancings at lower rates, and the effect of interest rate swaps. A portion of the decrease in interest expense is offset by the increase in the operating lease rent component of operating expenses as a result of the sale leasebacks.

During 1993, GATC implemented the findings of an asset liability management study at Transportation which affirmed the correlation between certain railcar lease rates and interest rates. As a result, interest rate swaps were entered into to better match the maturity of the debt portfolio to the terms of the railcar leases. This program will be managed on an ongoing basis.

Interest expense of $96 million in 1992 decreased $5 million from 1991 due to lower interest rates and a reduced debt balance as a result of the sale/leasebacks. At 1992 year end, total debt was $34 million less than the 1991 year-end balance. During the year $151 million of debt was refinanced at lower rates.

The provision for depreciation and amortization increased $4 million from 1992 which in turn increased $3 million over 1991. Depreciation increased as result of the continued growth in capital assets.

Selling, general and administrative expenses of $41 million increased $3 million from 1992 primarily due to higher relocation costs, contract consulting fees, and information systems costs at Terminals. Selling, general and administrative expenses of $38 million in 1992 decreased $3 million from 1991 primarily due to the elimination of regional offices at Terminals.

Income tax expense of $45 million was $13 million higher than 1992 expense due to the increased level of income and the change in the federal tax rate from 34% to 35% retroactive to January 1, 1993. The 1993 effective tax rate of 43% exceeded the statutory rate primarily as the result of the increase in deferred taxes due to the increased tax rate. Income tax expense in 1992 of $32 million increased $3 million over 1991. The effective tax rate of 36% in 1992 was 3% higher than in 1991 as the result of the elimination of the deferred tax turnaround under the prior method of accounting for income taxes.

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES

Equity in net earnings of affiliated companies of $15 million decreased $2 million from 1992 which had in turn increased $2 million from 1991. Terminals' equity earnings decreased in 1993 reflecting the weak economies in Europe and Japan, partially offset by favorable results at the Singapore affiliates due to expansion and demand for services. The 1992 increase was primarily due to the expansion of Terminals' Singapore operations. Transportation's 1993 equity earnings in a Canadian railcar leasing company were comparable to 1992 and 1991 earnings.

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Income before the cumulative effect of accounting changes increased $1 million from 1992. An increase in income from operations of $9 million in 1993 was largely offset by the $8 million increase in taxes as the result of the change in the tax rate which increased Transportation's taxes by $5 million and Terminals' taxes by $3 million. Income before the cumulative effect of accounting changes in 1992 decreased $1 million from 1991.

Transportation's 1993 income from operations increased 7% over 1992 as higher revenues and lower ownership costs were somewhat offset by increased fleet repair expenses. Ownership costs, consisting of rental expense, depreciation and interest, decreased slightly despite an increased fleet size due to lower interest rates, debt refinancings and interest rate swaps which were executed to more closely match Transportation's debt with the railcar lease terms. Terminals' 1993 income from operations increased 24% from the prior year.
Higher revenues, reduced interest expense reflecting lower interest rates and debt refinancings, and improved margins were partially offset by higher SG&A expense and decreased earnings at foreign affiliates.

Transportation's 1992 income from operations decreased 11% from 1991 as operating margins continued to decline. The gain in 1991 from the sale of its Mexican affiliates further adversely affected the comparison of 1992 results. Also, earnings for 1992 reflected a $1 million pretax charge related to refinancing equipment trust certificates at favorable rates.

Terminals' 1992 income from operations increased 23% from 1991. Late in 1991, Terminals established a business unit structure and eliminated its regional offices to better control margins. The improved results represent increased margins due to domestic facility improvements and cost controls, combined with increased earnings from foreign affiliates. Earnings in 1992 were negatively affected by $2 million of pretax charges relating to the recognition of debt issuance costs and call premiums associated with debt refinancings at favorable terms and interest rates.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

The cumulative effect of accounting changes generated a $7 million reduction in 1992 net income. This adjustment resulted from the recording of a one-time non-cash net accounting charge for postretirement benefits and deferred taxes. SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that certain postretirement benefits, principally health care and life insurance, be recognized in the financial statements on an accrual basis rather than on a pay-as-you-go basis. GATC recorded a one-time aftertax charge of $45 million for the transition obligation related to the implementation of this Standard.

The principal change resulting from SFAS No. 109, Accounting for Income Taxes, is the recording of deferred taxes at amounts ultimately considered payable, which resulted in a $38 million favorable adjustment.

NET INCOME

Consolidated net income of $74 million in 1993 increased $8 million from 1992 primarily due to improved operating performance in 1993. Consolidated net income in 1992 decreased $8 million from 1991 primarily due to the cumulative effect of accounting changes.

ASSETS

Total assets of $2.2 billion were slightly higher than 1992.

Property, plant and equipment increased $94 million to $2.8 billion. Transportation invested $171 million in new and used railcars and $24 million to upgrade its repair shops, which was partially offset by the sale and leaseback of $138 million of railcar additions. As the leaseback qualified as an operating lease, the assets were removed from the balance sheet. Terminals invested $78 million for tank construction and other modifications and improvements.

LIABILITIES AND EQUITY

Total debt decreased $29 million primarily due to sale leasebacks at Transportation. Proceeds were used to repay short-term debt and fund investment activities.

Deferred income taxes increased $16 million primarily due to the increase in the federal tax rate from 34% to 35%.

Other deferred items increased $13 million primarily due to increased environmental reserves and accrued rents payable.

Consolidated equity increased $25 million attributable to 1993 earnings of $74 million partially reduced by dividends paid to GATX Corporation of $43 million. The balance of the change is attributable to foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

GATC generates a significant amount of cash from operations. Most of its capital expenditures represent additions to its railcar fleet and expansion and upgrades to its service centers, terminals and pipelines and are considered discretionary capital expenditures. However, the non-discretionary level of Terminals' capital program has grown due to the increasing regulatory and environmental requirements of the terminalling business. The level of discretionary capital spending can be rapidly adjusted as conditions in the economy or GATC's businesses warrant.

Cash provided by operating activities in 1993 of $206 million increased $16 million compared to 1992. Net income adjusted for non-cash items generated $193 million of cash, up $5 million from 1992. Other generated $11 million more cash than last year primarily as the result of the increase in payables.

Cash provided by operating activities in 1992 of $190 million increased $13 million compared to 1991. Net income adjusted for non-cash items generated $189 million of cash, up $4 million from 1991. Other generated $9 million more cash than in 1991 primarily due to the timing of operating lease rental payments.

Cash used in investing activities increased $10 million in 1993 from the prior year. Capital additions of $273 million were up $80 million from last year's level of $193 million. Transportation invested $171 million in the railcar fleet, up $63 million from the prior year. In addition, Transportation invested $24 million on its multi-year program to significantly upgrade its repair facilities, up $16 million from 1992. Terminals expended $78 million in 1993, similar to 1992 levels, for tank construction and other modifications and improvements. Proceeds from asset dispositions of $152 million in 1993 included $138 million received on the sale leaseback of railcar additions at Transportation. GATC has used this method of financing its railcar fleet as an attractive opportunity given GATX's alternative minimum tax position.

Cash used in investing activities in 1992 increased $8 million from 1991. Capital additions of $193 million were up $5 million from 1991's level of $188 million. Transportation invested $108 million in the railcar fleet, up modestly from the $101 million invested in the prior year, and $8 million as it began its multi-year program to significantly upgrade its repair facilities. Terminals invested $76 million in tank construction and other modifications and improvements in 1992 compared to $85 million in 1991. Proceeds from other asset dispositions of $82 million in 1992 included $75 million received on the sale leaseback of railcar additions at Transportation.

Cash used in financing activities was $79 million in 1993, comparable to 1992. GATC finances its capital additions mainly through cash generated by operating activities, debt financings, and the sale leaseback of railcars. During the year, $63 million of long-term debt was issued and $67 million of long-term obligations were repaid. Short-term debt decreased by $29 million to a balance of $104 million.

Cash used in financing activities was $80 million in 1992 compared to $116 million in the prior year. Significant financing activity in 1992 involved refinancing existing debt obligations to take advantage of current low interest rates and to secure the economic benefit to the company. Transportation's equipment trust certificates totaling $66 million were redeemed. A total of $60 million of Terminals' long-term floating rate bonds were refinanced with fixed-rate bonds. Terminals also refinanced three series of fixed-rate industrial revenue bonds totaling $25 million; two of these series were delayed settlements whose cash closings occurred in 1993 or will occur in 1994. GATC recognized charges of $3 million related to these refinancings but is now receiving the benefit of the lower interest costs.

GATC and GATX Terminals have revolving credit facilities. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. In late 1992, GATC signed a new four-year credit facility. Under the covenants of the commercial paper programs and rating agency guidelines, GATC must keep unused revolver capacity at least equal to the amount of commercial paper and money market lines outstanding. At December 31, 1993, GATC and its subsidiaries had available unused committed lines of credit amounting to $188 million.

In February 1994, GATC filed a $650 million shelf registration for pass through trust certificates and debt securities, none of which have been issued. At year end, GATC had $115 million of commitments to acquire assets, $114 million of which is scheduled to fund in 1994.

Environmental Matters

Certain of GATC's operations present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATC is committed to protecting the environment, as well as complying with applicable environmental protection laws and regulations. GATC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATC's foreign operations are subject to environmental regulations in effect in each respective jurisdiction.

GATC's policy is to monitor and actively address environmental concerns in a responsible manner. GATC has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 11 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under Superfund and comparable state laws, GATC may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all but one instance, GATC is one of several financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATC's total clean-up costs at these sites cannot be predicted with certainty; however, GATC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures.

GATC's environmental reserve at the end of 1993 was $65 million and reflects GATC's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $17 million in both 1993 and 1992. Expenditures charged to the reserve amounted to $10 million and $12 million in 1993 and 1992, respectively.

In 1993, GATC made capital expenditures of $18 million for environmental and regulatory compliance compared to $16 million in 1992. These projects included marine vapor recovery, discharge prevention compliance, impervious dikes and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $25 million in 1994. It is anticipated that GATC will make annual expenditures at a similar annual level over the next five years for regulatory and environmental requirements.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted under Item 14 (a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




PART III


Item 10.  Directors and Executive Officers of the Registrant

Not required.

Item 11.  Executive Compensation

Not required.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Not required.

Item 13.  Certain Relationships and Related Transactions

Not required.

PART IV


Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits


  (a) (1)      Financial Statements

                 The consolidated financial statements of General American Transportation Corporation and its subsidiaries which are required in Item 8 are listed below:
                                                                           PAGE
               Statements of Consolidated Income and Reinvested Earnings--
                 years ended December 31, 1993, 1992 and 1991.............   19
               Consolidated Balance Sheets--December 31, 1993 and 1992.....  20
               Statements of Consolidated Cash Flows--
                 years ended December 31, 1993, 1992 and 1991..............  22
               Notes to Consolidated Financial Statements..................  23

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits


                                                                           PAGE
      (2)        Financial Statement Schedules

                 Schedule IV   Indebtedness of and to Related Parties.......  37
                 Schedule V    Property, Plant and Equipment ...............  38
                 Schedule VI Accumulated Depreciation, Depletion and Amortization of Property, Plant and
                                   Equipment ...............................  42
                 Schedule VIII Valuation and Qualifying Accounts............  46
                 Schedule IX   Short-Term Borrowings .......................  47
                 Schedule X    Supplementary Income Statement
                               Information .................................  48

                 All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


  (b) No reports on Form 8-K were filed during the reporting period.


  (c)            Exhibit Index



Exhibit
 Number                               Exhibit Description                   Page

   3A.   Certificate of Incorporation of General American
         Transportation Corporation, incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 2-54754.

   3B. Bylaws of General American Transportation Corporation, incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 2-54754.

   4A. Indenture dated October 1, 1987, incorporated by reference to Exhibit 4.1 to the GATC Registration Statement on Form S-3 filed October 8, 1987, file number 33-17692; Indenture Supplement dated May 15, 1988, incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754. Second Supplemental Indenture dated as of March 15, 1990, incorporated by reference to GATC Quarterly Report on Form 10-Q for the quarter ended March 30, 1990, file number 2-54754.

Exhibit
 Number                               Exhibit Description                   Page


  4B.    General American Transportation Corporation Notices 1
         through 6 dated from November 6, 1987 through April 12, 1988 defining the rights of holders of GATC's Medium-Term Notes Series A issued during that period, incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754.

   4C. General American Transportation Corporation Notices 1 through 3 dated from October 17, 1988 through October 24, 1988 and 4 through 6 dated from November 7, 1988 through March 3, 1989 defining the rights of holders of GATC's Medium-Term Notes Series B issued during those periods, Notices 1 through 3 incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, and Notices 4 through 6 incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1988, file number 2-54754.

   4D. General American Transportation Corporation Notices 1 and 2 dated from March 30, 1989 through March 31, 1989, Notices 3 through 8 dated from April 4, 1989 through June 29, 1989, Notices 9 through 16 dated from July 19, 1989 through September 29, 1989, and Notices 17 through 21 dated from October 2, 1989 through October 9, 1989 defining the rights of the holders of GATC's Medium-Term Notes Series C issued during those periods. Notices 1 and 2, Notices 3 through 8 and Notices 9 through 16 are incorporated by reference to the GATC Quarterly Reports on Form 10-Q for the quarters ended March 31, 1989, June 30, 1989 and September 30, 1989, respectively, and Notices 17 through 21 incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 2-54754.

    4E. General American Transportation Corporation Notices 1 and 2 dated February 27, 1992, Notices 3 through 5 dated from December 7, 1992 through December 14, 1992 and notices 6 through 10 dated from May 18, 1993 through May 25, 1993 defining the rights of the holders of GATC's Medium-Term Notes Series D issued during those periods. Notices 1 and 2 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, Notices 3 through 5 are incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and Notices 6 through 10 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, file number 2-54754.

Exhibit
 Number                               Exhibit Description                   Page


   10A. Second Amended and Restated Revolving Credit Agreement dated as of November 13, 1992, incorporated by reference to GATC's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 2-54754.

   10B. Revolving Credit Facility Agreement for GATX Terminals Limited as borrower and GATC as guarantor dated as of July 13, 1993, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended September 30, 1993, file number 2-54754.

    12.  Statement regarding computation of ratios of earnings                49
         to fixed charges.

   24.   Consent of Independent Auditors                                      50

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENERAL AMERICAN TRANSPORTATION
                                        CORPORATION (Registrant)



                                          /s/D. Ward Fuller
                                  ----------------------------------
                                             D. Ward Fuller
                                  President, Chief Executive Officer
                                             and Director
                                            March 21, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            /s/D. Ward Fuller
    ----------------------------------
               D. Ward Fuller
    President, Chief Executive Officer
               and Director
              March 21, 1994


            /s/Melvin D. Kusta
        ----------------------------
               Melvin D. Kusta
               Controller and
        Principal Accounting Officer
               March 21, 1994


           /s/James J. Glasser
         ---------------------------
              James J. Glasser
                  Director
              March 21, 1994


           /s/Paul A. Heinen
         ---------------------------
              Paul A. Heinen
                  Director
              March 21, 1994

REPORT OF INDEPENDENT AUDITORS



Board of Directors
General American Transportation Corporation




We have audited the consolidated financial statements and related schedules of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation for the year ended December 31, 1993. These financial statements and related schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, it is our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and income taxes.


                                                 ERNST & YOUNG


Chicago, Illinois
January 25, 1994

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME AND REINVESTED EARNINGS
(IN MILLIONS)


                                                                                  Year Ended December 31
                                                                            1993           1992           1991
Gross income--Note C                                                      $601.7         $579.2         $558.9

Costs and expenses
  Operating expenses                                                       271.9          255.8          230.7
  Interest                                                                  78.8           96.0          100.7
  Provision for depreciation and amortization                              104.9          101.2           98.0
  Selling, general and administrative                                       41.5           38.0           41.0
                                                                          ------         ------         ------
                                                                           497.1          491.0          470.4
                                                                          ------         ------         ------
Income before income taxes, equity in net
  earnings of affiliated companies and
  cumulative effect of accounting changes                                  104.6           88.2           88.5

Income taxes--Note J                                                        45.1           31.7           29.0
                                                                          ------         ------         ------

Income before equity in net earnings of
  affiliated companies and cumulative
  effect of accounting changes                                              59.5           56.5           59.5

Equity in net earnings
  of affiliated companies--Notes D and E                                    14.6           16.3           14.7
                                                                          ------         ------         ------

Income before cumulative effect
  of accounting changes                                                     74.1           72.8           74.2

Cumulative effect of
  accounting changes--Notes I and J                                            -           (6.7)             -
                                                                          ------         ------         ------

Net income                                                                  74.1           66.1           74.2

Reinvested earnings at beginning of year                                   275.7          247.9          212.5

Dividends paid to GATX Corporation                                         (43.3)         (38.3)         (38.8)
                                                                          ------         ------         ------

Reinvested earnings at end of year                                        $306.5         $275.7         $247.9
                                                                          ======         ======         ======


See notes to consolidated financial statements.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                                                                          December 31
                                                                                   1993                1992

ASSETS

Cash and cash equivalents                                                       $    11.7           $     5.5


Trade receivables--net                                                               45.3                39.7


Property, plant and equipment--Notes B and G:
  Railcars and support facilities                                                 1,735.8             1,706.9
  Tank storage terminals and pipelines                                            1,014.8               949.6
                                                                                ---------           ---------
                                                                                  2,750.6             2,656.5


  Less - Allowances for depreciation                                             (1,193.3)           (1,118.5)
                                                                                ---------           ---------
                                                                                  1,557.3             1,538.0



Due from GATX Corporation--Note C                                                   361.5               358.7


Investments in affiliated companies--Note D                                         148.2               137.5


Other assets                                                                         91.6                84.7







TOTAL ASSETS                                                                    $ 2,215.6           $ 2,164.1
                                                                                =========           =========



See notes to consolidated financial statements.

                                                                                         December 31
                                                                                   1993              1992

LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY
Accounts payable                                                                $    98.4         $    70.5

Accrued expenses                                                                     36.0              37.6

Debt--Notes B, F and G
  Short-term debt                                                                   104.2             133.3
  Long-term debt                                                                    731.9             723.8
  Capital lease obligations                                                         126.8             135.0
                                                                                ---------           ---------
                                                                                    962.9             992.1

Deferred income taxes--Note J                                                       265.6             249.3

Other deferred items                                                                208.8             195.7
                                                                                ---------           ---------

      Total liabilities and deferred items                                        1,571.7           1,545.2



Shareholder's equity
  Common Stock--par value $1 per share,
    1,000 shares authorized, issued and
    outstanding (owned by GATX Corporation)                                             -                 -
  Additional capital                                                                335.0             335.0
  Reinvested earnings                                                               306.5             275.7
  Cumulative foreign currency
    translation adjustment                                                            2.4               8.2
                                                                                ---------           ---------

      Total shareholder's equity                                                    643.9             618.9
                                                                                ---------           ---------


TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                                                      $ 2,215.6         $ 2,164.1
                                                                                =========         =========

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN MILLIONS)
                                                                                 Year Ended December 31
                                                                           1993            1992            1991

OPERATING ACTIVITIES
  Net income                                                             $  74.1         $  66.1         $  74.2
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Provision for depreciation
       and amortization                                                    104.9           101.2            98.0
     Deferred income taxes                                                  14.5            14.6            12.8
     Cumulative effect of accounting changes                                   -             6.7               -
  Other (includes working capital)                                          13.0             1.6            (7.9)
                                                                         -------         -------         -------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                             206.5           190.2           177.1


INVESTING ACTIVITIES
  Additions to property, plant & equipment:
    Railcars and support facilities                                       (195.3)         (116.6)         (102.4)
    Tank storage terminals and pipelines                                   (75.9)          (76.2)          (82.9)
  Investments in affiliated companies                                       (1.9)              -            (2.2)
                                                                         -------         -------         -------
      Capital additions                                                   (273.1)         (192.8)         (187.5)
  Proceeds from asset dispositions                                         151.6            81.6            83.8
                                                                         -------         -------         -------

     NET CASH USED IN INVESTING ACTIVITIES                                (121.5)         (111.2)         (103.7)


FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                  63.3           125.2               -
  Repayment of long-term debt                                              (58.8)         (197.2)          (62.3)
  Net (decrease) increase in short-term debt                               (29.1)           54.6            19.6
  Repayment of capital lease obligations                                    (8.1)           (3.9)           (3.6)
  Cash dividends paid to GATX Corporation                                  (43.3)          (38.3)          (38.8)
  Net increase in amount
    due from GATX Corporation                                               (2.8)          (19.9)          (31.1)
                                                                         -------         -------         -------

     NET CASH USED IN FINANCING ACTIVITIES                                 (78.8)          (79.5)         (116.2)



NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                   $   6.2         $   (.5)        $ (42.8)
                                                                         =======         =======         =======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies of General American Transportation Corporation
(GATC) and its consolidated subsidiaries are discussed below.

Consolidation: The consolidated financial statements include the accounts of GATC and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies. Less than 20 percent-owned affiliated companies are recorded using the cost method.

Cash Equivalents: GATC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair value of those assets.

Property, Plant and Equipment: Property, plant and equipment are stated principally at cost. Assets acquired under capital leases are included in property, plant and equipment and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases and are computed by the straight-line method which results in equal annual depreciation charges over the estimated useful lives of the assets.

Goodwill: GATC has classified as goodwill the cost in excess of the fair value of net assets acquired. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. Goodwill, net of accumulated amortization of $1.9 million and $1.3 million, was $18.7 million and $18.5 million as of December 31, 1993 and 1992, respectively. Amortization expense was $.5 million for each year 1993, 1992 and 1991.

Income Taxes: In February 1992, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, was issued by the Financial Accounting Standards Board (FASB) which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. This Statement was adopted by GATC in the first quarter of 1992. The cumulative effect of the adoption of this Statement was to reduce the deferred tax liability by $37.8 million in 1992. This amount was added to net income and thereby to shareholders' equity.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $89.5 million at December 31, 1993.

Other Deferred Items: Other deferred items include the accrual for postretirement benefits other than pensions in addition to environmental, general liability, and workers' compensation reserves and other deferred credits.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATC's liability for environmental clean-up is both probable and a minimum estimate of associated costs can be made; adjustments to initial estimates are recorded as necessary.

Off-Balance Sheet Financial Instruments: Fair values of GATC's off-balance sheet financial instruments (futures, swaps, forwards, options, and purchase commitments) are based on current market prices, settlement values or fees currently charged to enter into similar agreements.

Revenue Recognition: The majority of GATC's gross income is derived from the rentals of railcars and terminals and other services.

Foreign Currency Translation: The assets and liabilities of operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. Incremental unrealized translation (losses) gains recorded in the cumulative foreign currency translation adjustment account were $(5.8) million, $(2.8) million and $4.8 million during 1993, 1992, and 1991, respectively.

Reclassifications: Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.


NOTE B--ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in property, plant and equipment are classified as operating leases.

Minimum future receipts:  Minimum future rental receipts from non-cancellable operating leases by year at December 31, 1993 are (in millions):
                               1994                                      $  361.8
                               1995                                         237.7
                               1996                                         175.6
                               1997                                         127.3
                               1998                                          82.3
                               Years thereafter                             295.5
                                                                         --------

                                                                         $1,280.2
                                                                         ========

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B--ACCOUNTING FOR LEASES (CONT'D)

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Property, plant and equipment includes cost and related allowances for depreciation of $153.2 million and $63.5 million, respectively, at December 31, 1993 and $159.9 million and $60.3 million, respectively, at December 31, 1992 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale leasebacks which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1993, 1992, and 1991 was $39.8 million, $29.8 million, and $22.0 million, respectively.

Minimum future rental payments:  Future minimum rental payments due under noncancellable leases at December 31, 1993 are (in millions):
                                                                      Capital            Operating
                                                                       Leases              Leases
           1994                                                       $ 16.4                $ 28.6
           1995                                                         17.5                  34.0
           1996                                                         17.1                  33.1
           1997                                                         17.6                  32.6
           1998                                                         17.4                  34.4
           Years thereafter                                            133.5                 573.3
                                                                      ------                ------

           Total minimum rental payments                               219.5                $736.0
                                                                                            ======
           Less - Amount representing interest                                               (92.7)
                                                                                            ------

           Present value of future
             minimum capital lease payments                                                 $126.8
                                                                                            ======

The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Interest expense on the above capital lease obligations was $11.8 million in 1993, $12.3 million in 1992, and $12.7 million in 1991.

NOTE C--ADVANCES TO/FROM PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $18.4 million in 1993, $23.4 million in 1992, and $23.9 million in 1991. Interest income was based on an interest rate which was periodically adjusted in accordance with short-term commercial paper rates and averaged 4.30% in 1993, 6.20% in 1992, and 6.34% in 1991.

Interest expense on advances from GATX to GATC was $2.2 million in 1993, $2.7 million in 1992, and $2.7 million in 1991. These advances have no fixed maturity date. Interest expense was based on interest rates computed as described in the preceding paragraph.

The carrying amounts reported in the balance sheet for the Due from GATX Corporation at December 31, 1993 approximate fair value.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE D--INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 20 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These investments include a Canadian railcar company and foreign tank storage terminals. Distributions received from such jointly-owned companies were $3.1 million, $3.1 million, and $3.2 million in 1993, 1992, and 1991, respectively.

Summarized operating results for all affiliated companies in their entirety are
(in millions):
                                                                    For the Year
                                                              1993           1992           1991
           Revenues                                          $176.8         $174.5         $162.0
           Net income                                          32.4           35.8           31.6

Summarized balance sheet data for all affiliated companies in their entirety are
(in millions):
                                                                               December 31
                                                                             1993           1992
           Total assets                                                     $623.4         $565.4
           Long-term liabilities                                             282.7          219.4
           Other liabilities                                                 129.2          141.4
                                                                            ------         ------

           Shareholders' equity                                             $211.5         $204.6
                                                                            ======         ======

NOTE E--FOREIGN OPERATIONS

Foreign operations were not material to the consolidated gross income or pretax income of GATC for any of the years presented. GATC has investments in affiliated companies which are located in foreign countries. Equity income from these foreign affiliates for 1993, 1992 and 1991 was $14.6 million, $16.3 million and $14.7 million, respectively. The foreign identifiable assets of GATC are investments in affiliated companies and a United Kingdom terminalling operation which is fully consolidated.

                                                                    (In millions)
                                                                1993                1992
                  Identifiable Assets:
                     Foreign                                  $  212.6            $  197.3
                     United States                             2,003.0             1,966.8
                                                              --------            --------

                                                              $2,215.6            $2,164.1
                                                              ========            ========

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE F--SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt consisted of (in millions):
                                                                     December 31
                                                               1993                1992
Commercial paper                                              $ 25.5              $ 45.0
Other short-term borrowings                                     78.7                88.3
                                                              --------            --------

                                                              $104.2              $133.3
                                                              ========            ========

Under a revolving credit agreement with a group of banks, GATC may borrow up to $200.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement GATC was required to maintain a minimum net worth of $528.2 million at December 31, 1993. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $25.5 million of commercial paper outstanding. GATC had borrowings of $55.0 million under unsecured money market lines. Also, GATX Terminals has a revolving credit agreement of pounds25.0 million of which pounds9.0 million was available at year end.

The carrying amounts reported in the balance sheet for short-term debt at December 31, 1993 approximate fair value.

Interest expense on short-term debt was $4.2 million in 1993, $3.9 million in 1992, and $4.8 million in 1991.


NOTE G--LONG-TERM DEBT

Long-term debt consisted of (in millions):
                                                  Interest                                                   December 31
                                                    Rates         Maturity                                 1993         1992

Fixed Rate:
    Term notes                                    5.16%-10.8%             1994-2004                       $643.0        $634.4
    Industrial revenue bonds                      6.65 -10.875            1994-2023                         88.9          89.4
                                                                                                          ------        ------

                                                                                                          $731.9        $723.8
                                                                                                          ======        ======

The fair value of the fixed rate debt was $822.2 million and $791.2 million at December 31, 1993 and 1992, respectively. Fair value was estimated by aggregating the notes and performing a discounted cash flow calculation using a weighted average note term and market rate based on GATC's current incremental borrowing rate for similar types of borrowing arrangements.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE G--LONG-TERM DEBT (CONT'D)

Aggregate maturities of long-term debt for each of the years 1994 through 1998 are (in millions):
                                           Year                 Amount
                                           1994                 $46.6
                                           1995                  92.0
                                           1996                  51.5
                                           1997                  55.3
                                           1998                  64.3

Interest cost incurred on long-term debt, net of capitalized interest, was $60.5 million in 1993, $77.1 million in 1992, and $80.5 million in 1991. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $2.4 million in 1993, $2.8 million in 1992, and $2.8 million in 1991. In 1992, a loss of $3.3 million was recorded on the early retirement of debt.

In 1990, GATC entered into a currency swap agreement to finance the purchase of a United Kingdom terminalling operation. GATC swapped a U.S. dollar borrowing of $59.7 million with interest stated at 10.125% for a liability of pounds 37.0 million with associated interest at 12.87%. The exchange of interest and principal payments over the 12 year term of the notes was fixed accordingly.
The swap was terminated in 1993, resulting in a net cash payment to GATC of $2.3 million; at the same time, an offsetting translation loss was recognized for the unrealized loss on the translation of pounds into dollars.

GATC uses interest rate swaps, caps, forwards and other similar contracts to set interest rates on existing or anticipated transactions. At December 31, 1993, GATC has used $900 million of interest rate swaps to better match the duration of the debt portfolio to the lease terms of the railcar assets. Net amounts paid or received on these contracts that qualify as hedges are recognized over the term of the contract as an adjustment to interest expense of the hedged financial instrument. The fair values of the swap components at year end would result in a net payment to GATC of $7.5 million if the swaps were terminated. These financial instruments terminate in 1994-2006. GATC manages the credit risk of counterparties by only dealing with institutions that are considered financially sound and by avoiding concentrations of risk with a single counterparty.


NOTE H--PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal
Revenue Service regulations.  Contributions to these plans were $6.7   million
in 1993, $5.1 million in 1992, and $6.0 million in 1991.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H-- PENSION BENEFITS (CONT'D)

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost.

Net periodic pension cost for 1993, 1992, and 1991 was $3.4 million, $3.4 million, and $3.3 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.


NOTE I--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

GATC provides health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

In 1992, GATC implemented Statement of Financial Accounting Standards (SFAS)
No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" using the immediate recognition transition method, effective as of January 1, 1992. SFAS No. 106 requires recognition of the cost of postretirement benefits during an employee's active service life. GATC's previous practice was to expense these costs as they were paid. GATC recorded a charge of $44.5 million ($68.6 million pretax) in the first quarter of 1992 to reflect the cumulative effect of the change in accounting principle for periods prior to 1992. Aside from the one-time impact of the transition obligation, adoption of SFAS No. 106 was not material to 1992 financial results.

Net periodic postretirement cost includes the following components (in millions):
                                                               1993             1992
Current service cost                                          $  .3             $ .2
Interest cost on accumulated
  postretirement benefit obligation                             5.9              6.3
                                                              ------            ----
Net periodic postretirement benefit cost                      $ 6.2             $6.5
                                                              =====             =====
  Discount rate                                                8.5%             9.0%
                                                              =====             =====

Prior to 1992, the cost of providing these benefits to retired employees was recognized primarily as payments were made and totaled $6.7 million in 1991.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE I--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONT'D)

The following table sets forth the amounts recognized in GATC's consolidated balance sheet (in millions):

                                                                                  12/31/93       12/31/92

        Accumulated postretirement benefit obligation
           Retirees                                                                  $67.6          $64.6
           Fully eligible active plan participants                                     3.4            2.9
           Other active plan participants                                              4.8            3.2
                                                                                     -----          -----

        Total accumulated
         postretirement benefit obligation                                            75.8           70.7

        Unrecognized loss                                                             (9.4)          (2.9)
                                                                                     -----          -----

        Accrued postretirement benefit liability                                     $66.4          $67.8
                                                                                     =====          =====

The accrued postretirement benefit liability was determined using an assumed discount rate of 7.75% for 1993, 8.5% for 1992, and 9.0% at January 1, 1992 when the transition obligation was calculated. The effect of this change in the discount rate assumption was a deferred loss of $4.2 million in 1993 and $2.4 million in 1992.

For measurement purposes, blended rates ranging from 13% decreasing to 5% over the next four years and remaining at that level thereafter were used for the increase in the per capita cost of covered health care benefits. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $4.6 million and would increase aggregate service and interest cost components of net periodic postretirement benefit cost by $.4 million per year.


NOTE J--INCOME TAXES

Effective January 1, 1992, GATC changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1992 was to increase net income by $37.8 million. Aside from the one-time impact due to the reassessment of deferred taxes, adoption of SFAS No. 109 was not material to 1992 financial results.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE J--INCOME TAXES (CONT'D)

Significant components of GATC's deferred tax liabilities and assets were (in millions):
                                                                                           1993          1992
Deferred tax liabilities:
  Book/tax basis differences due to depreciation                                          $320.6         $307.6
  Other                                                                                     20.6           21.5
                                                                                          ------         ------
Total deferred tax liabilities                                                             341.2          329.1

Deferred tax assets:
  Accruals not currently deductible for tax purposes                                        34.6           36.3
  Postretirement benefits other than pensions                                               23.5           23.4
  Lease accounting (other than leveraged)                                                   12.3           11.8
  Alternative minimum tax credit                                                             5.2            8.3
                                                                                          ------         ------
    Total deferred tax assets                                                               75.6           79.8
                                                                                          ------         ------

Net deferred tax liabilities                                                              $265.6         $249.3
                                                                                          ======         ======

At December 31, 1993, GATC has an alternative minimum tax credit of $5.2 million that can be carried forward indefinitely to reduce future regular tax liabilities.

The results of operations of GATC and its United States subsidiaries are included in the consolidated federal income tax return of GATX. Current provisions for federal income taxes represent amounts payable to GATX resulting from inclusion of GATC's operations in the consolidated federal income tax return. Amounts shown as currently payable for federal income taxes represent taxes payable due to the alternative minimum tax.

GATC's sources of income before income taxes and equity in net earnings of affiliated companies were almost entirely domestic.

Income taxes consist of (in millions):
                                                      Liability       Deferred
                                                       Method          Method
        For the Year                             1993       1992     1991
        Current-
          Domestic:
             Federal                              $29.6   $15.9      $12.3
             State and local                         .7      .8        3.5
                                                 ------  ------     ------
                                                   30.3    16.7       15.8
          Foreign                                    .3      .4         .4
                                                 ------  ------     ------
                                                   30.6    17.1       16.2
                                                 ------  ------     ------
        Deferred-
          Domestic:
             Federal                               12.1    12.6       11.8
             State and local                        2.4     2.0        1.0
                                                 ------  ------     ------
                                                   14.5    14.6       12.8
                                                 ------  ------     ------

        Income tax expense                        $45.1   $31.7      $29.0
                                                 ======  ======     ======

        Income taxes paid                         $28.0   $20.1      $13.2
                                                 ======  ======     ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE J--INCOME TAXES (CONT'D)

The reasons for the differences between reported income tax expense (credit) and the amount computed by applying the statutory federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to income before income taxes were (in millions):

                                                     Liability        Deferred
                                                     Method          Method
        For the Year                               1993      1992       1991
 Federal income taxes at statutory rate             $36.6    $30.0      $30.1
 Add (deduct) effect of:
         Tax rate increase on deferred taxes          6.7       -          -
         Purchase accounting adjustments              2.2       .9         .9
   State income taxes                                 2.0      1.9        3.0
   Deferred tax turnaround                              -        -       (4.5)
   Investment tax credit                                -        -       (2.2)
   Other                                             (2.4)    (1.1)       1.7
                                                    ------    ----      -----
                                                    $45.1    $31.7      $29.0
                                                    ======    =====     =====

The components of deferred income tax expense for the year ended December 31,
1991 were (in millions):
                                                           1991
Charge (credit):
 Accelerated depreciation for income tax purposes         $10.5
 Investment tax credit utilized                             8.2
 Deferred tax turnaround                                   (4.5)
 Difference between book and tax accounting
    for lease transactions                                 (2.9)
 Alternative minimum tax                                   (2.2)
 Amortization of investment tax credit                     (2.2)
 Prior accrued taxes                                        2.1
 Other                                                      3.8
                                                         ------

                                                          $12.8
                                                          =====


NOTE K--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GATC's revenues are derived from a wide range of industries and companies. However, approximately 85% of total revenues are generated from the transportation and storage of products for the chemical and petroleum industries.

Under its lease agreements, GATC retains legal ownership of the asset. GATC performs credit evaluations prior to approval of a lease contract. Subsequently, the creditworthiness of the customer is monitored on an ongoing basis. GATC maintains an allowance for possible losses to provide for future losses should customers become unable to discharge their obligations to GATC.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (CONT'D)

At December 31, 1993 GATC had firm commitments to acquire railcars and to upgrade facilities totaling $115 million.

GATC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability, to the extent not recoverable from third parties including insurers, is not likely to be material to GATC's consolidated financial position or results of operations.


NOTE L--FINANCIAL DATA OF BUSINESS SEGMENTS

GATC is engaged in the following businesses:

Railcar Leasing and Management represents General American Transportation Corporation and its foreign affiliate, which lease and manage tank cars and other specialized railcars.

Terminals and Pipelines represents GATX Terminals Corporation and its domestic and foreign subsidiaries and affiliates, which own and operate tank storage terminals, pipelines and related facilities.

Intersegment sales are not significant in amount or meaningful to an understanding of GATC's business segments.

The following presentation of segment profitability includes the direct costs incurred at the segment's operating level plus expenses allocated by GATX. These allocated expenses represent costs for services provided by GATX which these operations would have incurred otherwise and are determined on a usage basis; management believes that this method is reasonable. Such costs do not include general corporate expense nor interest on debt of GATX.

Interest costs associated with segment indebtedness are included in the determination of profitability of each segment since interest expense directly influences any investment decision and the evaluation of subsequent operational performance. Interest costs by segment have been shown separately so the reader can ascertain segment profitability before deducting interest expense.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)

                                                                                 (In millions)
                                                                        1993              1992            1991


Gross Income:
  Railcar Leasing and Management                                      $  302.2          $  289.3         $  285.3
  Terminals and Pipelines                                                281.1             266.5            249.7
                                                                      --------          --------         --------

        Subtotal                                                         583.3             555.8            535.0

  Intersegment amounts
  with other GATX segments                                                18.4              23.4             23.9
                                                                      --------          --------         --------

TOTAL CONSOLIDATED AMOUNTS                                            $  601.7          $  579.2         $  558.9
                                                                      ========          ========         ========

Income Before Income Taxes, Equity
  in Net Earnings of Affiliated Companies,
  and Cumulative Effect of Accounting Changes:
  Railcar Leasing and Management                                      $   74.4          $   68.4         $   73.6
  Terminals and Pipelines                                                 30.2              19.8             14.9
                                                                      --------          --------         --------

TOTAL CONSOLIDATED AMOUNTS                                            $  104.6          $   88.2         $   88.5
                                                                      ========          ========         ========

Equity in Net Earnings
  of Affiliated Companies:
  Railcar Leasing and Management                                      $    4.5          $    4.5         $    4.5
  Terminals and Pipelines                                                 10.1              11.8             10.2
                                                                      --------          --------         --------

TOTAL CONSOLIDATED AMOUNTS                                            $   14.6          $   16.3         $   14.7
                                                                      ========          ========         ========

Income Before Cumulative
  Effect of Accounting Changes:
  Railcar Leasing and Management                                      $   47.6          $   49.4          $  55.2
  Terminals and Pipelines                                                 26.5              23.4             19.0
                                                                      --------          --------         --------

TOTAL CONSOLIDATED AMOUNTS                                            $   74.1(A)       $   72.8(B)       $  74.2
                                                                      ========          ========         ========


(A) Income has been reduced by $7.7 million as a result of the change in the federal tax rate (see following table for breakdown by segment).

(B) Income was further reduced by $6.7 million for the cumulative effect of accounting changes resulting in net income of $66.1 million (see following table for a breakdown by segment).

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)

FEDERAL TAX RATE CHANGE IN 1993

The following table shows the effect of the new federal tax legislation enacted in 1993 which increased the federal income tax rate from 34% to 35% retroactively to January 1, 1993. The income amounts for 1992 are shown before the cumulative effect of accounting changes (SFAS No. 106 and No. 109) for comparative purposes to 1993 income before the tax rate change.

                                                                       Income
                                                                       Before
                                 Income                            Cumulative
                                 Before        Tax                  Effect of         Net
                               Tax Rate       Rate       Net       Accounting      Income
                                 Change     Change    Income         Changes       (Loss)


In Millions                         ---------1993-----------       -------1992-------

Railcar Leasing and Management  $52.7      $(5.1)     $47.6          $49.4         $55.6
Terminals and Pipelines          29.1       (2.6)      26.5           23.4          18.7
Other                               -          -          -              -          (8.2)


TOTAL CONSOLIDATED AMOUNTS      $81.8      $(7.7)     $74.1          $72.8         $66.1

ACCOUNTING CHANGES IN 1992

The effect in 1992 of adopting SFAS No. 106 and No. 109 on net income for each of GATC's segments was:

                                                 Income         Cumulative Effect of
                                                 Before          Accounting Changes
                                             Cumulative           SFAS 106
                                              Effect of              Post-     SFAS 109           Net
                                             Accounting         Retirement       Income        Income
                                                Changes           Benefits        Taxes        (Loss)




In Millions                                      ------------------1992------------------


Railcar Leasing and Management                      $49.4         $(32.5)        $38.7          $55.6
Terminals and Pipelines                              23.4           (7.7)          3.0           18.7
Other                                                   -           (4.3)         (3.9)          (8.2)



TOTAL CONSOLIDATED AMOUNTS                          $72.8         $(44.5)        $37.8          $66.1

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)




                                                                               (In millions)
                                                                      1993               1992            1991

Identifiable Assets:
  Railcar Leasing and Management                                   $1,701.0             $1,694.7      $1,678.3
  Terminals and Pipelines                                             872.5                816.2         781.7
  Other                                                                 1.0                   .9            .7
                                                                   --------             --------      --------
                                                                    2,574.5              2,511.8       2,460.7
  Intersegment amounts                                               (358.9)              (347.7)       (324.5)
                                                                   --------             --------      --------

TOTAL CONSOLIDATED AMOUNTS                                         $2,215.6             $2,164.1      $2,136.2
                                                                   ========             ========      ========

Capital Additions:
  Railcar Leasing and Management                                   $  195.3             $  116.6      $  102.4
  Terminals and Pipelines                                              77.8                 76.2          85.1
                                                                   --------             --------      --------

TOTAL CONSOLIDATED AMOUNTS                                         $  273.1             $  192.8      $  187.5
                                                                   ========             ========      ========

Provision for Depreciation and Amortization:
  Railcar Leasing and Management                                   $   63.9             $   62.6      $   62.2
  Terminals and Pipelines                                              41.0                 38.6          35.8
                                                                   --------             --------      --------

TOTAL CONSOLIDATED AMOUNTS                                         $  104.9             $  101.2      $   98.0
                                                                   ========             ========      ========

Interest Expense:
   Railcar Leasing and Management                                  $   69.6             $   87.3      $   92.3
   Terminals and Pipelines                                             39.0                 40.3          38.9
                                                                   --------             --------      --------
                                                                      108.6                127.6         131.2
   Intersegment amounts                                               (29.8)               (31.6)        (30.5)
                                                                   --------             --------      --------

TOTAL CONSOLIDATED AMOUNTS                                         $   78.8             $   96.0      $  100.7
                                                                   ========             ========      ========

                                             SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                                 (IN MILLIONS)




            COL. A                                 COL. B               COL. C             COL. D               COL. E


                                                 Balance at                                                     Balance
                                                  Beginning                                                      at End
    Name of Related Party                         of Period           Additions          Deductions            of Period

Year ended December 31, 1993:
  GATX Corporation                               $414.2               $    -              $  5.2(A)             $409.0
  American Steamship Company                      (55.5)                 8.0(B)                -                 (47.5)
                                                 ------               ------             -------                -------

     TOTAL                                       $358.7               $  8.0              $  5.2                $361.5
                                                 ========             ========           ========               ======

Year ended December 31, 1992:
  GATX Corporation                               $383.2               $ 31.0(A)           $    -                $414.2
  American Steamship Company                      (44.4)                   -                11.1(C)              (55.5)
                                                  ------               ------              -------               ------

     TOTAL                                       $338.8               $ 31.0              $ 11.1                $358.7
                                                  ======              ========            ========              =======


Year ended December 31, 1991:
  GATX Corporation                               $352.4               $ 30.8(A)            $   -                $383.2
  American Steamship Company                      (44.7)                  .3(B)                -                 (44.4)
                                                  ------               ------               ------               -----

     TOTAL                                       $307.7               $ 31.1               $   -                $338.8
                                                  ======               ======               ======               ======




Note A: Represents net cash transfers and accruals from General American Transportation Corporation (GATC) to GATX Corporation for operating purposes and, in 1992 and 1991, for acquisitions.

Note B: Represents a decrease in the payable as a result of net cash transfers and accruals for operating purposes.

Note C: Represents an increase in the payable as a result of net cash transfers and accruals for operating purposes.

                                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1993
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C            COL. D               COL. E             COL. F


                                            Balance at                                            Other Charges -        Balance
                                             Beginning        Additions                            Add (Deduct) -         at End
   CLASSIFICATION - NOTE A                   of Period         at Cost         Retirements            Describe          of Period

Railcars and support facilities:
  Railcars                                    $1,649.8           $171.5            $ 20.5             $(143.3)(B)         $1,657.5
Buildings and railcar
    maintenance facilities                        28.8             18.0                .5                   -                 46.3
  Machinery and equipment                         20.6              3.9                .1                   -                 24.4
  Other assets                                     7.7              1.9               2.0                   -                  7.6
                                              --------           ------            ------             -------             --------
    Total railcars and
      support facilities                       1,706.9            195.3              23.1              (143.3)             1,735.8

Tank storage terminals and pipelines:
  Land                                            36.1                -                 -                   -                 36.1
  Buildings and land
    improvements                                  56.4              4.1                .1                 (.1)(C)             60.3
  Storage tanks and pipelines                    283.2             21.3               1.1                (1.3)(C)            302.1
  Docks                                           36.9              2.9                 -                 (.1)(C)             39.7
  Machinery, equipment
    and fixtures                                 463.6             37.0               8.6                   -                492.0
  Construction in progress                        31.7              8.9                 -                   -                 40.6
  Other                                           41.7              3.6               1.0                 (.3)(C)             44.0
                                              --------           ------            ------             -------             --------
    Total tank storage
      terminals and pipelines                    949.6             77.8              10.8                (1.8)             1,014.8
                                              --------           ------            ------             -------             --------

TOTAL                                         $2,656.5           $273.1            $ 33.9             $(145.1)            $2,750.6
                                              ========           ======            ======             =======             ========







See notes to Schedule V on page 41.

                                              SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1992
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C            COL. D               COL. E                COL. F


                                            Balance at                                            Other Charges -         Balance
                                             Beginning        Additions                            Add (Deduct) -          at End
   CLASSIFICATION - NOTE A                   of Period         at Cost         Retirements            Describe           of Period

Railcars and support facilities:
  Railcars                                    $1,642.6           $108.2            $ 19.6             $ (81.4)(B)         $1,649.8
  Buildings and railcar
    maintenance facilities                        21.6              7.3                .1                   -                 28.8
  Machinery and equipment                         19.9               .9                .2                   -                 20.6
  Other assets                                     7.8               .2                .3                   -                  7.7
                                              --------           ------            ------             -------             --------
    Total railcars and
      support facilities                       1,691.9            116.6              20.2               (81.4)             1,706.9

Tank storage terminals and pipelines:
  Land                                            36.4               .1                 -                 (.4)(C)             36.1
  Buildings and land
  improvements                                    54.0              3.6                .1                (1.1)(C)             56.4
  Storage tanks and pipelines                    252.6             32.3               1.3                 (.4)(C)            283.2
  Docks                                           35.1              2.0                 -                 (.2)(C)             36.9
  Machinery, equipment
    and fixtures                                 429.8             46.0               2.6                (9.6)(C)            463.6
  Construction in progress                        43.2            (11.0)                -                 (.5)(C)             31.7
  Other                                           39.3              3.2                 -                 (.8)(C)             41.7
                                              --------           ------            ------             -------             --------
    Total tank storage
      terminals and pipelines                    890.4             76.2               4.0               (13.0)               949.6
                                              --------           ------            ------             -------             --------

TOTAL                                         $2,582.3           $192.8            $ 24.2             $ (94.4)            $2,656.5
                                              ========           ======            ======             =======             ========







See notes to Schedule V on page 41.

                                              SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1991
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C            COL. D               COL. E                COL. F


                                            Balance at                                            Other Charges -        Balance
                                             Beginning        Additions                            Add (Deduct) -         at End
   CLASSIFICATION - NOTE A                   of Period         at Cost         Retirements            Describe          of Period

Railcars and support facilities:
  Railcars                                    $1,639.8           $101.1            $ 20.6             $ (77.7)(B)         $1,642.6
  Buildings and railcar
    maintenance facilities                        21.5               .1                 -                   -                 21.6
  Machinery and equipment                         19.1               .9                .1                   -                 19.9
  Other assets                                     7.5               .3                                     -                  7.8
                                              --------           ------            ------             -------             --------
    Total railcars and
      support facilities                       1,687.9            102.4              20.7               (77.7)             1,691.9

Tank storage terminals and pipelines:
  Land                                            36.5                -                 -                 (.1)(C)             36.4
  Buildings and land
    improvements                                  54.6              3.2                 -                (3.8)(C)             54.0
  Storage tanks and pipelines                    203.0             23.9                .4                26.1 (C)            252.6
  Docks                                           33.1              1.2                 -                  .8 (C)             35.1
  Machinery, equipment
    and fixtures                                 431.9             34.7               2.6               (34.2)(C)            429.8
  Construction in progress                        27.9             15.5                 -                 (.2)(C)             43.2
  Other                                           23.2              4.4                .2                11.9 (C)             39.3
                                              --------           ------            ------             -------             --------
    Total tank storage
      terminals and pipelines                    810.2             82.9               3.2                  .5                890.4
                                              --------           ------            ------             -------             --------


TOTAL                                         $2,498.1           $185.3            $ 23.9             $ (77.2)            $2,582.3
                                              ========           ======            ======             =======             ========






See notes to Schedule V on page 41.

                 GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES




Note A - The estimated useful lives of depreciable assets are as follows:

       Railcars                                                     20-33 years
       Buildings, leasehold improvements, storage
         tanks and pipelines                                         5-45 years
       Machinery and related equipment                               3-20 years


Note B - Represents primarily the sale and leaseback of certain railcar additions.


Note C - Represents adjustments associated with transfers and reclassification of certain facilities and other assets and foreign currency translation adjustments.

                                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                       OF PROPERTY, PLANT AND EQUIPMENT

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1993
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C             COL. D                COL. E             COL. F


                                                               Additions
                                            Balance at        Charged to                            Other Charges -        Balance
                                             Beginning         Costs and                             Add (Deduct) -         at End
         DESCRIPTION                         of Period         Expenses         Retirements             Describe          of Period

Railcars and support facilities:
  Railcars                                     $  768.7          $ 62.0              $ 15.5             $ (5.4)(A)        $  809.8
  Buildings and railcar
     maintenance facilities                        14.7              .3                  .4                  -                14.6
  Machinery and equipment                          16.0             1.0                  .2                  -                16.8
  Other assets                                      5.3              .5                 2.0                  -                 3.8
                                               --------          ------              ------             -------           --------
    Total railcars and
       support facilities                         804.7            63.8                18.1               (5.4)              845.0

Tank storage terminals and pipelines:
  Buildings and land
    improvements                                   24.7             2.6                   -                (.1)(B)            27.2
  Storage tanks and pipelines                      91.0            10.8                  .4                (.3)(B)           101.1
  Docks                                            17.7             1.6                   -                  -                19.3
  Machinery, equipment
     and fixtures                                 162.3            22.0                 3.7                (.6)(B)           180.0
  Other                                            18.1             3.5                  .8                (.1)(B)            20.7
                                               --------          ------              ------             -------           --------
     Total tank storage
       terminals and pipelines                    313.8            40.5                 4.9               (1.1)              348.3
                                               --------          ------              ------             -------           --------

TOTAL                                          $1,118.5          $104.3              $ 23.0             $ (6.5)           $1,193.3
                                               ========          ======              ======             =======           ========







See notes to Schedule VI on page 45.

                                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                   OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1992
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C             COL. D                COL. E             COL. F


                                                               Additions
                                            Balance at        Charged to                            Other Charges -        Balance
                                             Beginning         Costs and                             Add (Deduct) -         at End
         DESCRIPTION                         of Period         Expenses         Retirements             Describe          of Period

Railcars and support facilities:
  Railcars                                     $  724.8          $ 60.4              $ 14.8             $ (1.7)(A)        $  768.7
  Buildings and railcar
     maintenance facilities                        14.4              .4                  .1                  -                14.7
  Machinery and equipment                          15.4              .8                  .2                  -                16.0
  Other assets                                      4.6             1.0                  .3                  -                 5.3
                                               --------          ------              ------             -------           --------
    Total railcars and
       support facilities                         759.2            62.6                15.4               (1.7)              804.7

Tank storage terminals and pipelines:
  Buildings and land
    improvements                                   22.4             2.4                  .1                  -                24.7
  Storage tanks and pipelines                      81.6            10.3                  .7                (.2)(B)            91.0
  Docks                                            16.1             1.6                   -                  -                17.7
  Machinery, equipment
     and fixtures                                 144.4            20.6                 2.3                (.4)(B)           162.3
  Other                                            14.9             3.2                   -                  -                18.1
                                               --------          ------              ------             -------           --------
     Total tank storage
       terminals and pipelines                    279.4            38.1                 3.1                (.6)              313.8
                                               --------          ------              ------             -------           --------

TOTAL                                          $1,038.6          $100.7              $ 18.5             $ (2.3)           $1,118.5
                                               ========          ======              ======             =======           ========







See notes to Schedule VI on page 45.

                                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                   OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                         YEAR ENDED DECEMBER 31, 1991
                                                                 (IN MILLIONS)



     COL. A                                   COL. B            COL. C             COL. D                COL. E             COL. F


                                                               Additions
                                            Balance at        Charged to                            Other Charges -        Balance
                                             Beginning         Costs and                             Add (Deduct) -         at End
         DESCRIPTION                         of Period         Expenses         Retirements             Describe          of Period

Railcars and support facilities:
  Railcars                                     $  682.9          $ 60.4              $ 14.6             $ (3.9)(A)        $  724.8
  Buildings and railcar
     maintenance facilities                        14.0              .4                   -                  -                14.4
  Machinery and equipment                          14.7              .7                   -                  -                15.4
  Other assets                                      3.9              .7                   -                  -                 4.6
                                               --------          ------              ------             -------           --------
    Total railcars and
       support facilities                         715.5            62.2                14.6               (3.9)              759.2

Tank storage terminals and pipelines:
  Buildings and land
    improvements                                   20.6             2.3                   -                (.5)(B)            22.4
  Storage tanks and pipelines                      85.1             9.7                  .1              (13.1)(B)            81.6
  Docks                                            14.6             1.5                   -                  -                16.1
  Machinery, equipment
     and fixtures                                 119.6            19.0                 1.2                7.0 (B)           144.4
  Other                                             6.0             3.0                  .2                6.1 (B)            14.9
                                               --------          ------              ------             -------           --------
     Total tank storage
       terminals and pipelines                    245.9            35.5                 1.5                (.5)              279.4
                                               --------          ------              ------             -------           --------

TOTAL                                          $  961.4          $ 97.7              $ 16.1             $ (4.4)           $1,038.6
                                               ========          ======              ======             =======           ========







See notes to Schedule VI on page 45.

                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                       AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (CONT'D)

                 GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES





Note A - In 1993, represents $2.8 million of accumulated depreciation related to the sale leaseback of railcars and $3.5 million related to the early disposal of railcars, offset by $.9 million of reserves for the cost of scrapped railcars. In 1992, represents $6.0 million of accumulated depreciation related to the sale leaseback of railcars and $1.2 million for an early disposal, offset by $5.5 million of reserves for the cost of scrapped railcars. In 1991, represents $3.0 million of accumulated depreciation related to the sale leaseback of railcars increased by a $.9 million loss on the cost of scrapped railcars.



Note B - Represents adjustments associated with transfers and reclassifications of certain facilities and other assets and foreign currency translation adjustments.

                                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                                 (IN MILLIONS)



            COL. A               COL. B            COL. C               COL. D                 COL. E           COL. F


                                                             ADDITIONS
                                                     (1)                (2)
                               Balance at        Charged to          Charged to                                 Balance
                                Beginning         Costs and      Other Accounts-         Deductions-             at End
          DESCRIPTION           of Period         Expenses             Describe            Describe           of Period
Year ended December 31, 1993:
  Allowance for possible
    losses in collection of
    trade receivables - Note A      $  5.8         $   .3        $    -              $   .3(D)                 $ 5.8

Year ended December 31, 1992:
  Allowance for possible
     losses in collection of
     trade receivables - Note A     $  5.1         $  1.1        $    -              $   .4(D)                 $ 5.8
  Reserve for costs of closing
     or disposing of certain
     manufacturing
     facilities - Note B               2.7              -             -                 2.7(E)                     -


Year ended December 31, 1991:
  Allowance for possible
     losses in collection of
     trade receivables - Note A     $  3.8         $  1.8        $    -              $   .5(D)                 $ 5.1
  Reserve for costs of closing
     or disposing of certain
     manufacturing
     facilities - Note B               2.4              -            .3(C)                -                      2.7



Note A -  Deducted from asset accounts.
Note B - Included in other deferred items in the consolidated balance sheet. Note C - Represents recovery of amount previously written off.
Note D -  Uncollectible accounts charged off.
Note E -  Represents transfer to non-asset related reserves.

                                                      SCHEDULE IX - SHORT-TERM BORROWINGS

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                                 (IN MILLIONS)



        COL. A                         COL. B           COL. C            COL. D               COL. E                COL. F


                                                                         Maximum               Average              Weighted
                                                       Weighted           Amount               Amount               Average
                                      Balance           Average        Outstanding          Outstanding          Interest Rate
 CATEGORY OF AGGREGATE               at End of         Interest         During the           During the            During the
 SHORT-TERM BORROWINGS                Period             Rate             Period             Period (C)            Period (D)

At December 31, 1993:
  Commercial paper (A)                  $ 25.5             3.50%            $ 73.6                $ 36.6             3.41%
  Other short-term
    borrowings     (B)                    78.7             4.29              124.3                  67.8             4.36 (E)
                                        ------

    TOTAL                               $104.2
                                        ======

At December 31, 1992:
  Commercial paper (A)                  $ 45.0             4.17%            $ 52.5               $ 21.6              4.18%
  Other short-term
    borrowings     (B)                    88.3             4.61               88.3                 55.7              5.44 (E)
                                        ------

    TOTAL                               $133.3
                                        ======

At December 31, 1991:
  Commercial paper (A)                  $ 21.0             6.24%            $ 40.0                $17.9              6.24%
  Other short-term
    borrowings     (B)                    57.7             8.16               79.6                 44.4              8.02 (E)
                                        ------

    TOTAL                               $ 78.7
                                        ======



Note A - Commercial paper generally matures within three months from date of issuance with no provision for the extension of its maturity.
Note B - Other short-term borrowings represent borrowings under lines of credit.
Note C - The average amount outstanding during the period was calculated by adding the average monthly balances and dividing by 12.
Note D - The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term financing outstanding.
Note E - Weighted average interest rate during the period includes interest charges on overdrafts.

                                            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                                 (IN MILLIONS)



                   COL. A                                                            COL. B


                    ITEM                                                 Charged to Costs and Expenses


                                                                             Year Ended December 31,
                                                                          1993         1992       1991
Maintenance and repairs                                                  $ 88.6      $ 83.1          $ 75.6
                                                                         ======      ======           ======

Taxes (other than payroll and income taxes):
    Railcars                                                             $  3.9      $  3.8          $  3.3
    Franchise and miscellaneous                                             1.5         1.2              .3
    Real estate and personal property                                      12.2        10.9            10.7
                                                                         ------       ------          ------

                                                                         $ 17.6      $ 15.9          $ 14.3
                                                                         ======       ======          ======


Note:     Amounts for royalties, advertising costs, and amortization of intangibles are not presented as such amounts are less than 1% of gross income.