Form 10-Q
period 1994-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1994-05-10
CIK 276478

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                             -----------------------


                                    Form 10-Q

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarterly Period Ended         Commission File Number
          March 31, 1994                        2-54754



                   General American Transportation Corporation



        Incorporated in the                 IRS Employer Identification No.
         State of New York                            36-2827991


                             500 West Monroe Street
                          Chicago, Illinois  60661-3676
                                  312/621-6200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----

  Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 29, 1994.


- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           --------------------------

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   IN MILLIONS

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                           1994        1993
                                                         ------      ------
Gross income............................................$  154.6  $  147.3


Costs and expenses
  Operating expenses....................................    70.6      64.5
  Interest..............................................    18.2      21.4
  Provision for depreciation and amortization...........    26.9      26.4
  Selling, general and administrative...................    11.3       9.6
                                                           -----      -----
                                                           127.0     121.9
                                                           -----     -----

Income before income taxes and equity in net
  earnings of affiliated companies......................    27.6      25.4

Income taxes............................................    10.6       9.4
                                                           -----      -----

Income before equity in net earnings of
  affiliated companies..................................    17.0      16.0

Equity in net earnings of affiliated
  companies.............................................     3.7       3.4
                                                          -----       -----

Net income..............................................$   20.7  $   19.4
                                                         ========  ========

- --------------------

Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                ------------------

                           CONSOLIDATED BALANCE SHEETS

                                   IN MILLIONS


ASSETS
                                                 March 31   December 31
                                                   1994        1993
                                               ---------    -----------
                                               (Unaudited)
Cash and cash equivalents...................... $     6.5  $    11.7


Trade receivables - net........................      46.1       45.3


Property, plant and equipment
  Railcars and support facilities..............   1,785.0    1,735.8
  Tank storage terminals and pipelines.........   1,042.1    1,014.8
                                                  -------    -------
                                                  2,827.1    2,750.6


  Less - Allowances for depreciation...........  (1,211.1)  (1,193.3)
                                                  -------     -------
                                                  1,616.0    1,557.3


Due from GATX Corporation......................     366.3      361.5


Investments in affiliated companies............     155.2      148.2


Other assets...................................      87.8       91.6
                                                  -------     -------








TOTAL ASSETS                                    $ 2,277.9  $ 2,215.6
                                                =========   =========



LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY
                                                  March 31   December 31
                                                    1994         1993
                                                -----------  -----------
                                                (Unaudited)
Accounts payable............................... $    94.9  $    98.4

Accrued expenses...............................      39.2       36.0

Debt
  Short-term debt..............................     154.0      104.2
  Long-term debt...............................     728.7      731.9
  Capital lease obligations....................     124.7      126.8
                                                  -------     ------
                                                  1,007.4      962.9

Deferred income taxes..........................     269.6      265.6

Other deferred items...........................     210.3      208.8
                                                  -------      ------

            Total liabilities and deferred items  1,621.4    1,571.7

Shareholder's equity
  Common Stock - par value $1 per share;
   1,000 shares authorized, issued and
   outstanding (owned by GATX Corporation).....         -          -
  Additional capital...........................     335.0      335.0
  Reinvested earnings..........................     315.7      306.5
  Cumulative foreign currency translation
   adjustment..................................       5.8        2.4
                                                  -------      ------

            Total shareholder's equity              656.5      643.9
                                                  -------     ------




TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                      $ 2,277.9  $ 2,215.6
                                                =========   =========

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                 --------------------

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   IN MILLIONS
                                                   Three Months Ended
                                                       March 31
                                                   ------------------
                                                    1994      1993
                                                   ------   -------
OPERATING ACTIVITIES
- --------------------
  Net income                                      $  20.7   $  19.4
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for depreciation and amortization     26.9      26.4
     Deferred income taxes                            3.7       1.4
   Other (includes working capital)                   (.2)      8.6
                                                    -----     -----

     NET CASH PROVIDED BY OPERATING ACTIVITIES       51.1      55.8


INVESTING ACTIVITIES
- --------------------
  Additions to property, plant and equipment:
    Railcars and support facilities                 (60.0)    (46.0)
    Tank storage terminals and pipelines            (27.0)    (11.1)
  Investments in affiliated companies                   -       (.8)
                                                   -------   ------
    Capital additions                               (87.0)    (57.9)
  Proceeds from other asset dispositions              2.6        .6
                                                   -------   ------

     NET CASH USED IN INVESTING ACTIVITIES          (84.4)    (57.3)


FINANCING ACTIVITIES
- --------------------
  Proceeds from issuance of long-term debt              -      13.3
  Repayment of long-term debt                        (3.3)    (13.6)
  Net increase in short-term debt                    49.8      16.8
  Repayment of capital lease obligations             (2.1)     (1.9)
  Cash dividends paid to GATX Corporation           (11.5)    (10.4)
  Net increase in amount due from GATX Corporation   (4.8)     (5.7)
                                                   ------    ------
     NET CASH PROVIDED BY (USED IN) FIANCING
     ACTIVITIES                                      28.1      (1.5)
                                                   ------    ------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS       $  (5.2)  $  (3.0)
                                                  =======   =======

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

     COMPARISON OF FIRST THREE MONTHS OF 1994 TO FIRST THREE MONTHS OF 1993


GENERAL
- -------

General American Transportation Corporation's (GATC's) net income for the first quarter of 1994 was $21 million compared to net income of $19 million for the first quarter of 1993. Net income increased 7% due to higher railcar and terminal rental income and lower interest expense resulting from lower interest rates and interest rate swaps which were executed to more closely match the
duration of Transportation's debt with the railcar lease terms.   These were
partially offset by increased selling, general and administrative costs primarily attributable to higher compensation, training and information systems costs.

Cash provided by operating activities of $51 million decreased $5 million from the first three months of 1993. The decrease is principally due to changes in working capital.

Capital additions for the quarter totaled $87 million, up $29 million from the 1993 first quarter. Transportation invested $56 million in the railcar fleet versus $42 million in last year's first quarter; approximately $4 million was expended on the repair facilities in both quarters. Terminals expended $27 million in the quarter for tank construction and other modifications and improvements compared to $12 million in last year's first quarter. Full year 1994 capital spending is forecasted to approximate $450 million compared to $273 million in 1993. A portion of the 1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit of $183 million at March 31, 1994. During the quarter, GATC filed a $650 million shelf registration for pass through trust certificates and debt securities, none of which has yet been issued.

RESULTS OF OPERATIONS
- ---------------------

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- ---------------------------------------------------------------------
                               Three Months Ended
(In Millions)                      March 31
                               ------------------
                                  1994     1993             Change
                                 -------  -------      ----------------
Gross Income                   $  78.0  $  73.5      $   4.5      6%

Net Income                     $  13.2  $  12.4      $    .8      6%

- ---------------------------------------------------------------------

Transportation's gross income for the first quarter of 1994 increased 6% from the comparable prior year period due to higher revenues attributable to additional railcars on lease and slightly higher lease rates. Fleet utilization at March 31, 1994 was 93% on a fleet size of 56,400 compared to 92% on a fleet size of 54,900 a year ago. At quarter end, the active fleet totaled 52,600 compared to 50,250 a year ago.

Net income increased 6% from the first quarter of 1993 as higher revenues and slightly lower ownership costs were partially offset by increased fleet repair costs. Ownership costs, consisting of rental expense, depreciation and interest, decreased slightly despite an increased fleet size due to lower interest rates and interest rate swaps which were executed to more closely match the duration of Transportation's debt with the railcar lease terms. Operating margins decreased as the increase in fleet repair costs exceeded the growth in revenues.

TERMINALS AND PIPELINES
- ---------------------------------------------------------------------
                             Three Months Ended
(In Millions)                     March 31
                            --------------------
                              1994     1993             Change
                            -------  -------      -------------------
Gross Income                $  72.3  $  69.2      $    3.1     4%

Net Income                  $   7.5  $   7.0      $     .5     7%

- --------------------------------------------------------------------

Terminals' 1994 gross income increased 4% reflecting overall strong petroleum activity at a number of its larger facilities and higher throughput. Throughput for the first quarter was 174 million barrels compared to 152 million barrels a year ago. Capacity utilization at Terminals' wholly-owned facilities was 87% compared to 92% at year end and 91% at the end of the first quarter of 1993. Utilization declined as a result of certain tankage being out of service for maintenance and repairs and reduced utilization in the United Kingdom.

Terminals' net income of $7.5 million increased 7% from the 1993 comparable period due to the higher revenues, slightly improved margins and a $.4 million increase in earnings at the foreign affiliates.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.
- ---------------------------

GATC has previously reported a number of lawsuits which have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. In addition to those lawsuits, the case of Zamarripa, et al, vs. Southern Pacific Railroad Company, et al, (No. 526684) was filed in November 1993 in the County of San Bernardino. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or results of operations.

The Environmental Protection Agency has issued a Complaint and Compliance Order against Terminals, alleging among other things that its Tampa, Florida facility exceeded the ninety-day limitation on the storage of hazardous materials and failed to implement a hazardous waste analysis plan in violation of the Resources Conservation and Recovery Act and Florida statues. The Complaint seeks injunctive relief and penalties of $341,235. Terminals has admitted certain portions of the Complaint and is vigorously defending the remaining allegations.

Except as reported above and other than as previously reported, neither the Registrant nor any of its subsidiaries is currently a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business, and to the belief of the Registrant, no such proceeding is contemplated.




Item 6.  Exhibits and Reports on Form 8-K.                              Page
- -----------------------------------------                              -----

(a) 4 Prospectus Supplement dated February 25, 1994 incorporated by reference to the shelf registration on Form S-3 dated
        February 25, 1994, file number 33-52301.

     10 Third Amended and Restated Revolving Credit Agreement for General American Transportation Corporation dated as of March 31, 1994 with respect to the Quarterly
        Report on Form 10-Q for the period ended March 31, 1994, file number 2-54754. Submitted to the SEC along with the electronic submission.

     12 Statement regarding computation of ratios of
        earnings to fixed charges.                                        10

(b) No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GENERAL AMERICAN TRANSPORTATION CORPORATION
                                            (Registrant)




                                         /s/D. Ward Fuller
                                 -----------------------------------
                                            D. Ward Fuller
                                  President, Chief Executive Officer
                                             and Director
                                        (Duly Authorized Officer)




                                        /s/Melvin D. Kusta
                                 -----------------------------------
                                           Melvin D. Kusta
                                       Controller and Principal
                                         Accounting Officer


Date:  May 10, 1994