Form 10-Q
period 1994-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1994-08-11
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C.  20549


                                        -------------------------


                                                  Form 10-Q

                      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                                       OR

                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarterly Period Ended                       Commission File Number
            June 30, 1994                                        2-54754

                                 GENERAL AMERICAN TRANSPORTATION CORPORATION



     Incorporated in the                        IRS Employer Identification No.
      State of New York                                   36-2827991


                                           500 West Monroe Street
                                       Chicago, Illinois  60661-3676
                                                 312/621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of July 29, 1994.

                                   PART I--FINANCIAL INFORMATION

                   GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                         --------------------

                              CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                               IN MILLIONS

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                        -----------------------      ---------------------
                                                          1994           1993          1994         1993
                                                        --------       --------      -------       -------

Gross income..........................                  $156.0         $147.4        $310.6       $294.7

Costs and expenses
  Operating expenses..................                    70.9           64.8         141.5        129.3
  Interest............................                    19.6           19.6          37.8         41.0
  Provision for depreciation
    and amortization..................                    27.6           26.5          54.5         52.9
  Selling, general and administrative.                    11.7           10.3          23.0         19.9
                                                        ------         ------        ------       ------
                                                         129.8          121.2         256.8        243.1
                                                        ------         ------        ------       ------

Income before income taxes and equity
  in net earnings of affiliated
  companies...........................                    26.2           26.2          53.8         51.6

Income taxes..........................                     9.8            9.5          20.4         18.9
                                                        ------         ------        ------       ------

Income before equity in net earnings
  of affiliated companies.............                    16.4           16.7          33.4         32.7

Equity in net earnings
  of affiliated companies.............                     4.7            3.6           8.4         7.0
                                                        ------         ------        ------       ------

Net income............................                  $ 21.1         $ 20.3        $ 41.8       $ 39.7
                                                        ======         ======        ======       ======


- ----------------

Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994.

                                     GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                            ---------------

                                                      CONSOLIDATED BALANCE SHEETS

                                                              IN MILLIONS


ASSETS

                                                                       JUNE 30             DECEMBER 31
                                                                         1994                  1993
                                                                     ------------          ------------
                                                                     (UNAUDITED)
Cash and cash equivalents......................                       $     6.3             $    11.7


Trade receivables - net........................                            44.9                  45.3


Property, plant and equipment
  Railcars and support facilities..............                         1,830.0               1,735.8
  Tank storage terminals and pipelines.........                         1,070.2               1,014.8
                                                                       ---------             ---------
                                                                        2,900.2               2,750.6


  Less - Allowances for depreciation...........                        (1,233.6)             (1,193.3)
                                                                       ---------             ----------
                                                                        1,666.6               1,557.3

Due from GATX Corporation......................                           369.7                 361.5


Investments in affiliated companies............                           165.6                 148.2


Other assets...................................                            89.9                  91.6
                                                                       ---------             ----------






TOTAL ASSETS                                                          $ 2,343.0             $ 2,215.6
                                                                      ==========            ==========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                                                       JUNE 30             DECEMBER 31
                                                                         1994                  1993
                                                                     ----------            ----------
                                                                     (UNAUDITED)
Accounts payable...............................                      $    99.5             $    98.4

Accrued expenses...............................                           32.4                  36.0

Debt
  Short-term debt..............................                          154.4                 104.2
  Long-term debt...............................                          771.0                 731.9
  Capital lease obligations....................                          124.7                 126.8
                                                                     ----------            ----------
                                                                       1,050.1                 962.9

Deferred income taxes..........................                          272.2                 265.6

Other deferred items...........................                          212.3                 208.8
                                                                     ----------            ----------

      Total liabilities and deferred items                             1,666.5               1,571.7

Shareholder's equity
  Common Stock - par value $1 per share;
   1,000 shares authorized, issued and
   outstanding (owned by GATX Corporation).....                              -                     -
  Additional capital...........................                          335.0                 335.0
  Reinvested earnings..........................                          325.1                 306.5
  Cumulative foreign currency translation
   adjustment..................................                           16.4                   2.4
                                                                     ----------            ----------

      Total shareholder's equity                                         676.5                 643.9
                                                                     ----------            ----------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                                           $ 2,343.0             $ 2,215.6
                                                                     =========             =========

                                     GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                          ------------------

                                           STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                              IN MILLIONS


                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30                        JUNE 30
                                                                        ------------------            ------------------
                                                                          1994           1993           1994             1993
                                                                        --------       --------       --------         --------
OPERATING ACTIVITIES
- --------------------
Net income                                                              $ 21.1         $ 20.3         $ 41.8           $ 39.7
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for depreciation and amortization                            27.6           26.5           54.5             52.9
   Deferred income taxes                                                   3.5            1.3            7.2              2.7
Other (includes working capital)                                          (5.8)           2.4           (6.0)            11.0
                                                                        ------         ------         ------           ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               46.4           50.5           97.5            106.3

INVESTING ACTIVITIES
- --------------------
Additions to property, plant and equipment:
  Railcars and support facilities                                        (51.2)         (47.7)        (111.2)           (93.7)
Tank storage terminals and pipelines                                     (24.6)         (17.6)         (51.6)           (28.7)
Investments in affiliated companies                                          -           (1.1)             -             (1.9)
                                                                        ------         ------         ------           ------
  Capital additions                                                      (75.8)         (66.4)        (162.8)          (124.3)
Proceeds from other asset dispositions                                     1.6            1.1            4.2              1.7
                                                                        ------         ------         ------           ------
   NET CASH USED IN INVESTING ACTIVITIES                                 (74.2)         (65.3)        (158.6)          (122.6)

FINANCING ACTIVITIES
- --------------------
Proceeds from issuance of long-term debt                                  57.7           50.0           57.7             63.3
Repayment of long-term debt                                              (15.4)           (.1)         (18.7)           (13.7)
Net increase (decrease) in short-term debt                                  .4          (23.4)          50.2             (6.6)
Repayment of capital lease obligations                                       -              -           (2.1)            (1.9)
Cash dividends paid to GATX Corporation                                  (11.7)         (10.8)         (23.2)           (21.2)
Net increase in amount due from
  GATX Corporation                                                        (3.4)           (.7)          (8.2)            (6.4)
                                                                        ------         ------         ------           ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              27.6           15.0           55.7             13.5
                                                                        ------         ------         ------           ------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                  $  (.2)        $   .2         $ (5.4)          $ (2.8)
                                                                        =======        ======         =======          =======

                           MANAGEMENT'S DISCUSSION OF OPERATIONS

            COMPARISON OF FIRST SIX MONTHS OF 1994 TO FIRST SIX MONTHS OF 1993


GENERAL
- -------


General American Transportation Corporation's (GATC's) net income for the first six months of 1994 was $42 million compared to net income of $40 million for the first half of 1993. Transportation's and Terminals' operating performance improved in 1994 which resulted in higher net income due to increased railcar and terminal rental income, partially offset by higher maintenance expenses at Transportation and increased selling, general and administrative costs.

Cash provided by operating activities decreased $9 million, from $106 million in the first six months of 1993 to $97 million in the first six months of 1994.
The decrease is primarily due to changes in working capital.

Capital additions of $163 million for the first six months of 1994 increased $38 million from the comparable 1993 period. Capital additions at Transportation included $103 million for railcars and railcar improvements compared to $82 million in 1993; approximately $8 million was expended on the repair facilities in 1994 compared to $12 million in 1993. Terminals invested $52 million in tank construction, other modifications and improvements, and the acquisition of two additional terminal facilities compared to $31 million in 1993. Full year 1994 capital spending is forecasted to be approximately $425 million compared to $273 million in 1993. A portion of the 1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit totaling $203 million at June 30, 1994. In addition, GATC has a $650 million shelf registration for pass through trust certificates and debt securities, under which $50 million of medium-term notes have been issued. These notes were issued during the second quarter to repay long-term debt and fund capital additions.

RESULTS OF OPERATIONS
- ---------------------

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- -----------------------------------------------------------------------------------------------

                                                  Six Months Ended
(In Millions)                                         June 30
                                                ---------------------
                                                  1994           1993                      Change
                                                -------        -------             ------------------------
Gross Income                                   $  158.0       $  148.5             $  9.5           6 %



Net Income                                     $   26.7       $   25.7             $  1.0           4 %
- ----------------------------------------------------------------------------------------------------------

Transportation's gross income of $158 million for the first half of 1994 increased 6% from the comparable prior year period. The improvement resulted from 3,200 additional cars on lease and slightly higher lease rates. At quarter end, the active fleet totaled 53,450 railcars compared to 50,250 cars on lease a year ago. Fleet utilization at June 30, 1994 was 94% on a total fleet size of 57,000 compared to 91% on a fleet size of 55,200 a year ago.

Net income increased 4% from the first half of 1993 reflecting the higher revenues. Operating margins decreased slightly as the higher revenues were somewhat offset by increased maintenance expenses. Ownership costs, consisting of rental expense, depreciation and interest, increased at a lower rate than the increase in revenues.

TERMINALS AND PIPELINES
- ---------------------------------------------------------------------------------------------------------

                                                Six Months Ended
(In Millions)                                       June 30
                                              --------------------
                                                1994             1993                      Change
                                              --------         -------             ----------------------
Gross Income                                  $ 143.9          $ 137.1              $  6.8            5 %


Net Income                                    $  15.1          $  14.0              $  1.1            8 %
- ---------------------------------------------------------------------------------------------------------

Terminals' gross income increased 5% from the first six months of 1993. Overall strong demand for storage tankage as well as increased throughput volumes at GATX's pipeline systems and large terminals were the primary reasons for the improvement. Throughput for the first six months of 1994 was 342 million barrels compared to 305 million barrels a year ago. Capacity utilization at Terminals' wholly-owned facilities was 90% at the end of the second quarter of 1994, down one percent from a year ago.

Terminals' net income of $15 million increased 8% over 1993. A slightly improved operating margin was partially offset by higher selling, general and administrative costs primarily attributable to higher compensation, training and information systems costs. Earnings at the foreign affiliates increased $1.5 million due to strong demand at the Belgium and Singapore terminals; the Singapore terminals also benefitted from infrastructure growth.

                                        COMPARISON OF SECOND QUARTER 1994 TO
                                                      SECOND QUARTER 1993


GROSS INCOME
- ------------


- ------------------------------------------------------------------------------------------------------
(In Millions)                               Three Months Ended
                                                  June 30
                                           --------------------
     Business Segment                        1994           1993                     Change
- --------------------------                 --------       -------              ------------------
Railcar Leasing and
 Management                                $   80.0       $   75.0             $  5.0         7 %
Terminals and Pipelines                        71.6           67.9                3.7         5
- ------------------------------------------------------------------------------------------------------

NET INCOME
- ----------

- ------------------------------------------------------------------------------------------------------
(In Millions)                               Three Months Ended
                                                  June 30
                                           ---------------------
     Business Segment                        1994           1993                      Change
- --------------------------                 --------       -------              --------------------
Railcar Leasing and
 Management                                $   13.5       $   13.3             $   .2             2 %
Terminals and Pipelines                         7.6            7.0                 .6             9

- ------------------------------------------------------------------------------------------------------


Increases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the six-month periods.

                                                    PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- ---------------------------

GATC has previously reported various lawsuits seeking damages arising out of the May 1989 explosion in San Bernardino, California. Of those suits, the following have now been settled: Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464) and settled May 1994; Reese, et al, v. Southern Pacific, et al, filed May 1990 (No. 256434) and settled April 1994; and Nancy Washington, et al, v. Southern Pacific, et al, filed May 1990 (No. 256435) and settled March 1994. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or results of operations.




Item 6.  Exhibits and Reports on Form 8-K.                                  Page
- ------------------------------------------                                 -----


(a)  4      General American Transportation Corporation Notices 1 and 2
            dated June 8, 1994 and Notices 3 through 6 dated June 17, 1994 defining the rights of the holders of GATC's Medium-Term Notes
            Series E issued during that period. These exhibits have been filed with the SEC but are not being made available in this document.

     12  Statement regarding computation of ratios of earnings to
         fixed charges.                                                      11

     27 Financial Data Schedule for General American Transportation Corporation submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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

                                   GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                  (Registrant)




                                                /s/D. Ward Fuller
                                   ------------------------------------------
                                                   D. Ward Fuller
                                         President, Chief Executive Officer
                                                    and Director
                                              (Duly Authorized Officer)




                                                /s/Melvin D. Kusta
                                   -------------------------------------------
                                                   Melvin D. Kusta
                                              Controller and Principal
                                                 Accounting Officer




Date:  August 11, 1994