Form 10-Q
period 1994-09-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1994-11-10
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





                                    Form 10-Q



          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR


               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                                Commission File
      September 30, 1994                                       Number 2-54754



                   GENERAL AMERICAN TRANSPORTATION CORPORATION




     Incorporated in the                    IRS Employer Identification No.
      State of New York                              36-2827991

                             500 West Monroe Street
                          Chicago, Illinois  60661-3676
                                 (312) 621-6200


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----      -----

   Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of October 28, 1994.

                        PART I--FINANCIAL INFORMATION

        GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                 IN MILLIONS

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30           SEPTEMBER 30
                                                 1994      1993          1994       1993
                                                 ----      -----         ----       -----
Gross income..........................         $ 161.5    $ 150.7       $ 472.1   $ 445.4

Costs and expenses
 Operating expenses..................             73.5       68.9         215.0     198.2
 Interest............................             20.2       18.9          58.0      59.9
 Provision for depreciation
   and amortization..................             27.6       25.8          82.1      78.7
 Selling, general and administrative.             11.6       10.7          34.6      30.6
                                                 -------    ------      ---------   ------
                                                 132.9      124.3         389.7     367.4
                                                 -------    ------      ---------   ------

Income before income taxes and equity
 in net earnings of affiliated
 companies ..........................             28.6       26.4          82.4      78.0

Income taxes..........................            10.7       16.6          31.1      35.5
                                                 ------     ------       -------    ------
Income before equity in net earnings
 of affiliated companies ............             17.9        9.8          51.3      42.5

Equity in net earnings
 of affiliated companies.............              4.3        4.2          12.7      11.2
                                                 -------   -------       --------   ------

Net income............................         $  22.2    $  14.0       $  64.0   $  53.7
                                                 =======   =======       ======== ========


Note - The consolidated balance sheet at December 31, 1993 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1994. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   IN MILLIONS

ASSETS

                                                 SEPTEMBER 30       DECEMBER 31
                                                    1994               1993
                                                 (UNAUDITED)
Cash and cash equivalents......................   $     8.7         $    11.7


Trade receivables - net........................        45.5              45.3


Property, plant and equipment
 Railcars and support facilities..............      1,773.3           1,735.8
 Tank storage terminals and pipelines.........      1,099.6           1,014.8
                                                   ---------         ---------
                                                    2,872.9           2,750.6


 Less - Allowances for depreciation...........     (1,255.3)         (1,193.3)
                                                  ---------          ---------
                                                    1,617.6           1,557.3


Due from GATX Corporation......................       376.2             361.5


Investments in affiliated companies............       169.9             148.2


Other assets...................................        91.8              91.6
                                                   ---------         ---------






TOTAL ASSETS                                      $ 2,309.7         $ 2,215.6
                                                  =========         =========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                               SEPTEMBER 30     DECEMBER 31
                                                   1994             1993
                                                (UNAUDITED)
Accounts payable............................... $    95.2     $    98.4

Accrued expenses...............................      43.1          36.0

Debt
 Short-term debt..............................       90.0         104.2
 Long-term debt...............................      783.9         731.9
 Capital lease obligations....................      121.8         126.8
                                                 ---------       --------
                                                    995.7         962.9

Deferred income taxes..........................     274.3         265.6

Other deferred items...........................     210.9         208.8
                                                 ---------      --------

          Total liabilities and deferred items    1,619.2       1,571.7

Shareholder's equity
 Common Stock - par value $1 per share;
  1,000 shares authorized, issued and
  outstanding (owned by GATX Corporation).....          -             -
 Additional capital...........................      335.0         335.0
 Reinvested earnings..........................      335.6         306.5
 Cumulative foreign currency translation
  adjustment..................................       19.9           2.4
                                                  ---------      -------

          Total shareholder's equity                690.5         643.9
                                                  ---------      -------


TOTAL LIABILITIES, DEFERRED ITEMS
 AND SHAREHOLDER'S EQUITY                       $ 2,309.7     $ 2,215.6
                                                =========      =========

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   IN MILLIONS


                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                     1994        1993         1994      1993
OPERATING ACTIVITIES
Net income                                          $  22.2    $  14.0      $  64.0    $  53.7
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for depreciation and amortization        27.6       25.8         82.1       78.7
    Deferred income taxes                               2.2        8.4          9.4       11.1
Other (includes working capital)                        (.1)       4.2         (6.1)      15.2
                                                       -------    ------      -------   -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES             51.9       52.4        149.4      158.7

INVESTING ACTIVITIES
Additions to property, plant and equipment:
 Railcars and support facilities                      (80.1)     (66.7)      (191.3)    (160.4)
 Tank storage terminals and pipelines                 (28.4)     (20.3)       (80.0)     (49.0)
Investments in affiliated companies                       -          -            -       (1.9)
                                                     -------    -------       -------   -------
 Capital additions                                   (108.5)     (87.0)      (271.3)    (211.3)
Proceeds from other asset dispositions                131.4      147.7        135.6      149.4
                                                     -------    -------       -------   -------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               22.9       60.7       (135.7)     (61.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt               25.0          -         82.7       63.3
Repayment of long-term debt                           (12.0)         -        (30.7)     (13.7)
Net decrease in short-term debt                       (64.4)     (82.2)       (14.2)     (88.8)
Repayment of capital lease obligations                 (2.8)      (6.2)        (4.9)      (8.1)
Cash dividends paid to GATX Corporation               (11.7)     (10.7)       (34.9)     (31.9)
Net increase in amount due from
  GATX Corporation                                     (6.5)      (2.8)       (14.7)      (9.2)
                                                     -------    -------      -------    -------

 NET CASH USED IN FINANCING ACTIVITIES                (72.4)    (101.9)       (16.7)     (88.4)
                                                     -------    -------      -------    -------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                         $   2.4    $  11.2      $  (3.0)   $   8.4
                                                      =======   =======      =======    =======


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

      COMPARISON OF FIRST NINE MONTHS OF 1994 TO FIRST NINE MONTHS OF 1993



GENERAL


General American Transportation Corporation's (GATC's) net income for the first nine months of 1994 was $64 million compared to net income of $54 million for the first nine months of 1993. As a result of the federal tax legislation enacted in the third quarter of 1993 which increased the federal income tax rate from 34% to 35% retroactively to January 1, 1993, net income for 1993 included an increase in income tax expense of $7 million for the cumulative increase in deferred income taxes. Improved operating performance at Transportation due to 3,000 more railcars on lease and at Terminals due to increased utilization and throughput resulted in higher net income.

Cash provided by operating activities in the first nine months of 1994 decreased $9 million from the comparable 1993 period. The decrease is principally due to changes in working capital, partially offset by increased net income.

Capital additions in the first nine months of 1994 totaled $271 million compared to $211 million in the comparable 1993 period. Capital additions at Transportation included $179 million for railcars and railcar improvements compared to $142 million in 1993; approximately $12 million was expended on the upgrade to the repair facilities in 1994 compared to $18 million in 1993. Terminals invested $80 million in tank construction, other modifications and improvements, and the acquisition of two additional terminal facilities in 1994; $51 million was expended in the 1993 period. GATC's full year 1994 capital spending is forecasted to be approximately $440 million compared to $273 million in 1993. A portion of the 1994 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available financing sources.

Cash proceeds from other asset dispositions in 1994 and 1993 included $130 million and $138 million, respectively, of proceeds received from the sale leaseback of railcars at Transportation.

GATC had available unused committed lines of credit totaling $220 million at September 30, 1994. GATC has a $650 million shelf registration for debt securities and pass through trust certificates, under which $75 million of medium-term notes and $93 million of pass through trust certificates have been issued. During the quarter, GATC issued $25 million of medium-term notes and completed a sale leaseback of railcars for $130 million, $93 million of which was the debt portion.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

                             Nine Months Ended
(In Millions)                   September 30
                              1994      1993           Change
Gross Income                $ 238.8   $ 224.7    $14.1         6%


Net Income                  $  40.7   $  34.8    $ 5.9        17%

Transportation's gross income of $239 million for the first nine months of 1994 increased 6% from the comparable prior year period. The improvement resulted from 3,000 additional railcars on lease and slightly higher overall lease rates. At quarter end, the active fleet totaled 54,500 railcars compared to 51,500 railcars on lease a year ago. Fleet utilization at September 30, 1994 was 93% compared to 92% a year ago.

Net income of $41 million increased $6 million from the first nine months of 1993 which included a $4 million increase in the deferred tax provision as a result of the increase in the federal income tax rate. Income before the tax rate change was $39 million in 1993; on this more comparable basis, earnings increased 4% over 1993. Increased rental income was partially offset by increased fleet repair costs, ownership costs and lower investment earnings. Operating margins decreased slightly due to the impact of increased fleet repair costs.

TERMINALS AND PIPELINES (TERMINALS)

                             Nine Months Ended
(In Millions)                   September 30
                              1994      1993           Change
Gross Income                $ 220.3   $ 206.9    $13.4         6%


Net Income                  $  23.3   $  18.8    $ 4.5        24%


Terminals' gross income increased 6% from the first nine months of 1993 reflecting continuing strong demand at the pipeline operations, increased chemical tanks and services at several terminals, and strong activity at domestic petroleum terminals. Capacity utilization at Terminals' wholly-owned facilities was 94 percent at the end of the third quarter compared to 92 percent a year ago. Throughput for the nine months was 513 million barrels compared to 461 million barrels a year ago reflecting the overall improvement in the U.S. economy.

Net income of $23 million increased $4 million from the first nine months of 1993; $2 million of this increase was due to a higher provision for deferred taxes in 1993 as a result of the increase in the tax rate. Income in 1993 before the tax rate change was $21 million; on this more comparable basis, earnings increased 10% over 1993. A slightly improved operating margin was partially offset by higher selling, general and administrative costs primarily attributable to higher compensation, training and information system costs. Equity in net earnings of the foreign affiliates increased $1.5 million due to strong demand at the Belgium and Singapore terminals; the Singapore terminals also benefitted from infrastructure growth.

FEDERAL TAX RATE CHANGE IN 1993

Following is a table showing the effect of the federal tax legislation which increased the federal income tax rate from 34% to 35% retroactively affecting all of 1993.



                                                       Income
                                                       Before      Tax
                                      Net              Tax Rate    Rate      Net
                                      Income           Change      Change(A) Income


In Millions,
Nine Months Ended Sept. 30         -----1994-----           ----------1993-----------

- -------------------------------------------------------------------------------------------
Railcar Leasing and Management       $ 40.7            $ 39.1     $ (4.3)    $  34.8
Terminals and Pipelines                23.3              21.2       (2.4)       18.8
Other                                     -                .1          -          .1

Total Consolidated Amounts           $ 64.0            $ 60.4       (6.7)     $ 53.7
                                     ======             =====      =====      ======


(A)  Effect of tax rate change on pre-1993 deferred taxes.

                       COMPARISON OF THIRD QUARTER 1994 TO
                               THIRD QUARTER 1993



GENERAL

For the third quarter of 1994, net income was $22 million compared to $14 million for the third quarter of 1993.

GROSS INCOME
- -----------------------------------------------------------------------------------
(In Millions)               Three Months Ended
                               September 30
     Business Segment        1994      1993            Change
Railcar Leasing and
 Management                $ 80.8    $ 76.2      $4.6          6%
Terminals and Pipelines      76.4      69.8       6.6          9

- ----------------------------------------------------------------------------------



NET INCOME

- ----------------------------------------------------------------------------------
(In Millions)               Three Months Ended
                               September 30
     Business Segment        1994      1993            Change
Railcar Leasing and
 Management                $ 14.0    $  9.1      $4.9         54%
Terminals and Pipelines       8.2       4.8       3.4         71

- -----------------------------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for all segments were principally due to the same reasons as previously discussed in relation to the nine-month periods. As a result of the 1993 federal tax legislation, net income for the third quarter of 1993 includes a $7 million charge for the increase in deferred income taxes resulting from the change in the tax rate.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

GATC has previously reported various lawsuits seeking damages arising out of the May 1989 explosion in San Bernardino, California. Of those suits, Goldie, et al, v. Southern Pacific, et al, filed May 1990 in the County of San Bernardino was settled in July 1994. Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.                           Page

(a)  12  Statement regarding computation of ratio of earnings to
         fixed charges.                                               12

     27 Financial Data Schedule for General American Transportation Corporation submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

(b)    GATC filed a Current Report on Form 8-K dated
       August 12, 1994, with respect to the offering of Pass Through Trust Certificates in connection with the sale leaseback of 2,312 railcars. Copies of the forms of the underlying documents entered into by GATC as part of this transaction and the related trust indentures were filed as part of the 8-K Report.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GENERAL AMERICAN TRANSPORTATION CORPORATION
                                           (Registrant)




                                        /s/D. Ward Fuller
                            --------------------------------------------
                                           D. Ward Fuller
                                President, Chief Executive Officer
                                            and Director
                                    (Duly Authorized Officer)




                                      /s/Donald J. Schaffer
                            -------------------------------------------
                                         Donald J. Schaffer
                                      Vice President, Finance
                                     (Chief Financial Officer)





Date:  November 10, 1994