Form 10-K405
period 1994-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1995-03-22
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K
         X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1994

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

    Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 10, 1995.

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

Industry Segments


Railcar Leasing and Management

The Railcar Leasing and Management segment (Transportation) is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1994, its fleet consisted of approximately 59,800 railcars, including 50,700 tank cars and 9,100 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older, smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:

                                             Year Ended December 31,
                                    --------------------------------------
                                     1994    1993    1992    1991    1990
                                    ------  ------  ------  ------  ------
Tank car fleet capacity
  (in millions of gallons)          1,090   1,024     993     977     964

Number of cars added to fleet       4,900   3,000   1,600   1,500   1,700

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1994, approximately 54% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 7% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies.
No single customer accounts for more than 5% of total railcar leasing revenue.

Transportation typically leases new equipment to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1994 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of service centers consisting of four major service centers and 24 mobile trucks in 17 locations. Transportation also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 193,000 tank cars owned and leased in the United States at December 31, 1994, Transportation had approximately 50,700. Principal competitive factors include price, service and availability.

Terminals and Pipelines

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals are also linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals owns and operates 25 terminals in 11 states, two pipeline systems, and eight terminals in the United Kingdom; Terminals also has joint venture interests in 13 international facilities.

As of December 31, 1994, Terminals had a total storage capacity of 76 million barrels. This includes 57 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 100,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly-owned facilities was 94% at the end of 1994; throughput for the year was 671 million barrels.

For 1994, 76% of Terminals' revenue was derived from petroleum products and 21% from a variety of chemical products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, and the expansion of its customers into new geographical markets.

Terminals serves approximately 300 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 6% of Terminals' revenue. Customer service contracts are both short term and long term.

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

Employees

GATC and its subsidiaries have approximately 2,000 active employees, of whom 34% are hourly employees covered by union contracts.

Item 2.  Properties

Information regarding the location and general character of certain properties of GATC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance is leased.

Item 3.  Legal Proceedings

A railcar owned by Transportation was involved in a derailment near Dunsmuir, California, in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against GATC, or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases but remains in the cases with respect to the plaintiffs who have opted out of the class and with respect to indemnity and contribution claims. There is one other case seeking recovery for response costs and natural resource damages: State of California, et al, vs. Southern Pacific, et al, filed in the Eastern District of California (CIV-S-92 1117). All other actions have been consolidated with
these two cases.   GATC also has been named as a potentially responsible
party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim has also been consolidated in the suit in the Eastern District of California. GATC has entered into provisional settlement agreements with the United States of America, the State of California, Southern Pacific and certain other defendants settling all material claims arising out of the above incident in an amount not material to GATC. Such settlement, however, is conditional on further court action. Further, it is the opinion of management that if damages are assessed and taking into consideration the probable insurance recovery, this matter will not have a material effect on GATC's consolidated financial position or results of operations.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are:
Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947); Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047); Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876); Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173); Mary Washington v. Southern Pacific, et al, filed May 1990 and settled February 1995 (No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 and settled May 1994 (No. 256464); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 and settled February 1995 (No. 275936); Goldie, et al, v. Southern Pacific, et al, filed May 1990 and settled July 1994; Irby, et al, v. Southern Pacific, et al, filed April 1990 and settled May 1994 (No. 255715); Reese, et al, v. Southern Pacific, et al filed May 1990 and settled April 1994 (No. 256434); Nancy Washington, et al,
v. Southern Pacific, et al, filed May 1990 and settled March 1994
(No. 256435); and Zamarripa, et al, vs. Southern Pacific Railroad Company, et al, filed November 1993 (No. 526684). Based upon information known to management, it remains management's opinion that if damages are assessed and taking into consideration probable insurance recovery, the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or results of operations.

The San Bernardino County, California, District Attorney has notified Calnev Pipe Line Company that the District Attorney expects to pursue an action against Calnev for the alleged violation of Section 25507 of the California Health & Safety Code by failing to report, until May 23, 1994, a purported release of hazardous materials first discovered in July 1993. According to the District Attorney, violations of that Section are criminal misdemeanors punishable by a fine of $25,000 for each day that the release remained unreported. Calnev does not believe that it violated the reporting requirement of the Code and intends to vigorously defend any action brought by the District Attorney which alleges such a violation.

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

Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

GATC reported record net income of $87 million for 1994 compared to $74
million in 1993 and $66 million in 1992.   The improvement was the result of
strong operating results at both Transportation and Terminals. Operating results at Transportation improved in 1994 due to significantly more railcars on lease. Terminals reported record earnings in 1994 as the result of increased utilization and throughput. Transportation's 1993 earnings increased as higher revenues and lower ownership costs were somewhat offset by increased fleet repair expenses. Income at Terminals increased in 1993 as a result of higher revenues, reduced interest expense, and improved margins which were partially offset by higher SG&A expense and decreased earnings at its foreign affiliates. The comparison between the years was impacted by the federal income tax rate increase in 1993 and the adoption of two accounting pronouncements in 1992.

As a result of new tax legislation which increased the federal income tax rate from 34% to 35% retroactively to January 1, 1993, net income for 1993 included an increase to income taxes of $7 million for the cumulative increase in deferred income taxes and a $1 million increase for the current year. The impact of the tax rate change by segment is shown in a table on page 38.

In 1992, GATC adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. SFAS No. 106 changed the method of accounting for postretirement benefits from the pay-as-you-go method to the accrual basis. This resulted in a one-time charge to earnings of $45 million for the transition obligation. SFAS No. 109 revised the method of accounting for deferred income taxes to the liability method which resulted in a $38 million favorable adjustment. These adjustments are shown by segment in a table on page 38.

GROSS INCOME

Consolidated gross income for 1994 of $643 million exceeded 1993 revenue of $602 million and 1992 revenue of $579 million.

Transportation's 1994 gross income of $322 million increased $20 million from 1993. Rental revenues increased 7% attributable to an average of 3,000 additional railcars on lease and slightly higher average fleet rental rates. The level of fleet additions increased in response to improved demand for new tank cars, which is expected to continue in 1995. At the end of 1994, Transportation had 56,500 railcars on lease compared to 51,900 at the end of 1993 and fleet utilization was 95% compared to 93%.

Terminals' record gross income of $303 million in 1994 was the result of strong performance at a number of individual terminal and pipeline operations. The increase of $22 million or 8% over 1993 was due to high petroleum demand and improved chemical activity which resulted in both increased throughput and higher utilization. Capacity utilization at Terminals' wholly-owned facilities was 94% at the end of 1994 compared to 92% a year earlier. Throughput was 671 million barrels, up 6% from 1993, reflecting the overall improvement in the U.S. economy.

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

Terminals' 1993 gross income of $281 million increased $15 million or 5% from 1992 reflecting continued strong demand for tanks and blending services at domestic petroleum terminals. Capacity utilization at the wholly-owned facilities was 92% at year end, up from 91% a year ago. Throughput from these facilities of 635 million barrels was down 4 million barrels from 1992 reflecting changes in the operating pattern of certain customers.

COSTS AND EXPENSES

Operating expenses in 1994 increased $21 million or 8% over 1993. Transportation's operating expenses of $129 million increased $10 million from 1993 as a result of the increased level of operating lease assets and increased fleet repair costs, partially offset by lower environmental expense. Transportation continues to utilize sale leasebacks to finance its railcar additions. The leaseback is recorded as an operating lease which removes the asset and related liability from the balance sheet; the payments under the operating leases are recorded as operating lease expense. Fleet repair costs increased 10% over 1993 reflecting the increased number of cars repaired. Transportation's commitment to provide its customers with well maintained railcars, coupled with stricter maintenance standards in the industry and mandated inspection programs, will continue to increase repair costs. Transportation has been upgrading its repair facilities to control costs by improving the efficiency and productivity of the repair process and reducing the time a car is out of service. Operating margins were in line with 1993. Pressure on operating margins is expected to continue as higher standards of repair without compensating revenue increases characterize the industry today.

Terminals' 1994 operating costs of $164 million increased $11 million over the prior year. Operating expenses increased mainly due to higher repair and maintenance spending, higher environmental costs and other costs as a result of expanded operations. Operating margins increased 1% through revenue improvement while controlling costs. Environmental and maintenance spending is expected to continue to grow in keeping with GATX's commitment to improve terminalling assets and to operate environmentally responsible facilities.

Operating expenses in 1993 increased $16 million over 1992. Transportation's operating expenses of $119 million increased $15 million from 1992 as a result of increased railcar repair costs and higher operating lease expenses
which increased due to the increased level of operating lease assets.   Fleet
repair costs increased 9% over 1992 reflecting higher volumes as a result of regulatory and customer requirements. Operating margins decreased slightly as the increase in fleet repair costs exceeded the growth in revenues. Terminals' operating costs of $153 million increased $1 million over 1992. Even though revenues increased, operating costs were flat with 1992 due to cost controls, resulting in improved operating margins.

Interest expense decreased slightly in 1994 to $78 million primarily as a result of slightly lower average interest rates, partially offset by a higher average debt balance. A portion of the decrease in interest expense was offset by an increase in the operating lease rent component of operating expenses as a result of the sale leasebacks at Transportation. The increase in interest rates in the last half of 1994 and into 1995 should have minimal effect on results as assets are for the most part match funded. Other assets offer repricing opportunities as contracts are renewed. The company continues to use interest rate swaps to better match the duration of the debt portfolio to the terms of the railcar leases. The effect of the swaps was to reduce interest expense in 1994 and 1993.

Interest expense of $79 million in 1993 decreased $17 million from 1992 due to lower interest rates, the full-year effect of the 1992 refinancings at lower rates, the effect of interest rate swaps and a reduced debt balance as a result of the sale leasebacks.

The provision for depreciation and amortization increased $7 million from 1993 which in turn increased $4 million over 1992. Depreciation expense increased as result of the continued growth in assets.

Selling, general and administrative expenses of $47 million increased $5 million from 1993 which in turn increased $3 million from 1992 primarily due to expanded operations and higher training and information systems costs at Terminals.

Income tax expense of $43 million decreased $2 million from 1993.   The
effective tax rate for 1994 was 38%. The 1993 effective tax rate of 43% exceeded the statutory rate primarily as the result of the increase in deferred taxes due to the increase in the federal income tax rate from 34% to 35%. Income tax expense of $32 million for 1992 reflected an effective tax rate of 36%. The effective tax rate for all years was higher than the statutory rate because of state taxes and nondeductible items.

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES

Equity in net earnings of affiliated companies of $17 million increased $2 million from 1993 which had in turn decreased $2 million from 1992. The increase in 1994 was primarily due to higher equity earnings from certain European terminals as a result of improved results and favorable foreign exchange rates. Terminals' equity earnings decreased $2 million in 1993 reflecting the weak economies in Europe and Japan, partially offset by favorable results at the Singapore affiliates due to expansion and demand for services.

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

NET INCOME

Consolidated net income of $87 million in 1994 increased $13 million from 1993 as a result of improved operating performance. In addition, net income for 1993 was reduced by a charge of $7 million for the cumulative increase in deferred income taxes. Transportation's 1994 income from operations increased 6% over 1993 due to significantly more railcars on lease.
Increased rental income and lower environmental expense were partially offset by increased fleet repair costs, higher ownership costs and lower investment earnings. Ownership costs, consisting of rental expense, depreciation and interest, increased 9% primarily due to the high level of railcar additions. Terminals' 1994 income from operations increased 11% from 1993 reflecting higher revenues, slightly improved margins and increased earnings by its foreign affiliates which were partially offset by higher SG&A expenses. Overall, the continuing focus on improving physical assets, information systems and people to provide for the long-term success of Terminals may constrain near-term earnings growth.

Consolidated net income of $74 million in 1993 increased $8 million from 1992 primarily due to improved operating performance. Net income for 1993 was reduced $7 million for the cumulative increase in deferred income taxes and $1 million for the current year impact of the tax rate increase. Net income for 1992 was reduced $7 million for the cumulative effect of accounting changes. Transportation's 1993 income from operations increased 7% over 1992 as higher revenues and lower ownership costs were somewhat offset by increased fleet repair expenses. Ownership costs decreased slightly despite an increased fleet size due to lower interest rates, debt refinancings and interest rate swaps which were executed to more closely match Transportation's debt with the railcar lease terms. Terminals' 1993 income from operations increased 24% from the prior year. Higher revenues, reduced interest expense reflecting lower interest rates and debt refinancings, and improved margins were partially offset by higher SG&A expense and decreased earnings at foreign affiliates.

ASSETS

Total assets at year end of $2.5 billion were $251 million higher than 1993.

Property, plant and equipment increased $279 million to $3.0 billion. Transportation invested $264 million in new and used railcars and $18 million to upgrade its repair shops, which was partially offset by the sale leaseback of $130 million of such railcar additions. As these leasebacks qualified as operating leases, the assets were removed from the balance sheet. Terminals invested $154 million for tank construction, facility improvements, and terminal acquisitions.

Investments in affiliated companies increased $34 million. New investments of $13 million included a European rail joint venture and an increased ownership interest in a Singapore terminal facility. Equity income of $17 million and $7 million of unrealized translation gains and other changes were partially offset by $3 million of cash distributions.

LIABILITIES AND EQUITY

Total debt increased $152 million to fund a portion of the significant volume of capital additions made during the year.

Consolidated equity increased $60 million attributable to 1994 earnings of $87 million partially reduced by dividends paid to GATX Corporation of $47 million. The balance of the change is attributable to foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

GATC generates significant cash from its operating activities. Most of its capital requirements represent additions to the railcar fleet, terminal and pipeline facilities, and joint ventures, and are considered discretionary capital expenditures. However, the non-discretionary level of Terminals' capital program has grown due to the increasing regulatory and environmental requirements of the terminalling business. The level of discretionary capital spending can be adjusted as conditions in the economy or GATC's businesses warrant.

Cash provided by operating activities in 1994 of $201 million decreased $5 million compared to 1993. Net income adjusted for non-cash items generated $209 million of cash, up $16 million from 1993. Other generated $22 million less cash than in 1993 primarily as a result of a decrease in working capital.

Cash provided by operating activities in 1993 of $206 million increased $16 million compared to 1992. Net income adjusted for non-cash items generated $193 million of cash, up $5 million from 1992. Other generated $11 million more cash than in 1992 primarily as the result of the increase in payables.

Cash used in investing activities increased $181 million from 1993. Capital additions of $440 million were up $167 million from 1993. Transportation invested $264 million in the railcar fleet versus $171 million in the prior year; $18 million also was invested in a multi-year program to significantly upgrade its repair facilities versus $24 million in 1993. This program should be completed in 1995. Terminals' capital spending of $154 million increased $77 million from 1993 and included the acquisition of six additional terminal facilities plus the expansion or upgrading of several existing terminal facilities. Proceeds from asset dispositions of $137 million in 1994 included a $130 million sale leaseback of certain railcars at Transportation. GATC has used this method of financing its railcar fleet as an attractive opportunity given GATX's alternative minimum tax position.

Cash used in investing activities increased $10 million in 1993 from the prior year. Capital additions of $273 million were up $80 million from 1992's level of $193 million. Transportation invested $171 million in the railcar fleet, up $63 million from the prior year. In addition, Transportation invested $24 million on its multi-year program to significantly upgrade its repair facilities, up $16 million from 1992. Terminals expended $78 million in 1993, similar to 1992 levels, for tank construction and other modifications and improvements. Proceeds from asset dispositions of $152 million in 1993 included $138 million received on the sale leaseback of railcar additions at Transportation.

Cash provided by financing activities was $104 million in 1994 compared to $79 million of cash used in financing activities in 1993. GATC finances its capital additions through cash generated from operating activities, debt financings, and the sale leasebacks of railcars. During the year $182 million of long-term debt was issued and $56 million of long-term obligations were repaid. Short-term debt increased by $25 million to a balance of $129 million.

Cash used in financing activities was $79 million in 1993, comparable to 1992. During 1993, $63 million of long-term debt was issued and $67 million of long-term obligations were repaid. Short-term debt decreased by $29 million to a balance of $104 million.

GATC and GATX Terminals have revolving credit facilities. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. In 1994, GATC amended its credit facility to extend until 1998. Under the covenants of the commercial paper programs and rating agency guidelines, GATC must keep unused revolver capacity at least equal to the amount of commercial paper and money market lines outstanding. At December 31, 1994, GATC and its subsidiaries had available unused committed lines of credit amounting to $196 million.

GATC has a $650 million shelf registration for debt securities and pass through trust certificates under which $175 million of notes and $93 million of pass through trust certificates have been issued. At year end, GATC had $174 million of commitments to acquire assets, all of which are scheduled to fund in 1995.

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

GATC's policy is to monitor and actively address environmental concerns in a responsible manner. GATC has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 11 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under Superfund and comparable state laws, GATC may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all but one instance, GATC is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATC's total clean-up costs at these sites cannot be predicted with certainty; however, GATC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GATC has provided indemnities for environmental issues to the buyers of two divested companies for which GATC believes it has adequate reserves.

GATC's environmental reserve at the end of 1994 was $80 million and reflects GATC's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $27 million in 1994 and $17 million in 1993; 1994 included $13 million recorded in conjunction with terminal acquisitions. Expenditures charged to the reserve amounted to $12 million and $10 million in 1994 and 1993, respectively.

In 1994, GATC made capital expenditures of $15 million for environmental and regulatory compliance compared to $18 million in 1993. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $30 million in 1995. It is anticipated that GATC will make annual expenditures at a similar annual level over the next five years.

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



(a) (1)  Financial Statements                                             PAGE

              The consolidated financial statements of General American Transportation Corporation and its subsidiaries which are required in Item 8 are listed below:

              Statements of Consolidated Income and Reinvested Earnings--
                years ended December 31, 1994, 1993 and 1992..............  19
              Consolidated Balance Sheets--December 31, 1994 and 1993.....  20
              Statements of Consolidated Cash Flows--
                years ended December 31, 1994, 1993 and 1992..............  22
              Notes to Consolidated Financial Statements..................  23

    (2)  Financial Statement Schedules


              Schedule II  Valuation and Qualifying Accounts................40

              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits


  (b)      General American Transportation Corporation filed a Current
            Report on Form 8-K dated December 7, 1994, with respect to the offering of $100 million principal amount of 8-5/8% Notes due December 1, 2004. Copies of the Note and Underwriting Agreement entered into by GATC as part of this transaction were filed as part of the 8-K Report.

  (c)      Exhibit Index


Exhibit
 Number                         Exhibit Description                  Page
- ----------    ----------------------------------------------         -----

   3A.     Certificate of Incorporation of General American
           Transportation Corporation, incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 2-54754.

   3B. By-Laws of General American Transportation Corporation, as amended and restated as of June 15, 1994, file number 2-54754. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

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

Exhibit
 Number                         Exhibit Description                  Page
- ----------    ----------------------------------------------         -----

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

    4F. General American Transportation Corporation Notices 1 and 2 dated June 8, 1994, Notices 3 through 6 dated June 17, 1994, and Notices 7 through 11 dated July 18, 1994, defining the rights of the holders of GATC's Medium-Term Notes Series E issued during those periods. Notices 1 through 6 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and Notices 7 through 11 are incorporated herein by reference to the Form 424(b)(5) dated July 18, 1994, file number 2-54754.

    4G. Form of 8-5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file number 2-54754.

Exhibit
 Number                    Exhibit Description                       Page
- ----------    ----------------------------------------------         -----

   10A. Third Amended and Restated Revolving Credit Agreement for GATC dated as of March 31, 1994, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended March 31, 1994, file number 2-54754.

   10B. Revolving Credit Facility Agreement for GATX Terminals Limited as borrower and GATC as guarantor dated as of July 13, 1993, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended September 30, 1993, file number 2-54754.

   12.     Statement regarding computation of ratios of earnings       41
                    to fixed charges.

   23.     Consent of Independent Auditors                             42

   27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1994, file number 1-2328. Submitted to the SEC along with the electronic submission of this report on Form 10-K.


           Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENERAL AMERICAN TRANSPORTATION
                                        CORPORATION (Registrant)



                                          /s/D. Ward Fuller
                                  -----------------------------------
                                             D. Ward Fuller
                                  President, Chief Executive Officer
                                             and Director
                                            March 22, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            /s/D. Ward Fuller
    ----------------------------------
               D. Ward Fuller
    President, Chief Executive Officer
               and Director
              March 22, 1995


            /s/Donald J. Schaffer
    ----------------------------------
               Donald J. Schaffer
          Vice President, Finance and
             Chief Financial Officer
                 March 22, 1995


           /s/James J. Glasser
    ----------------------------------
               James J. Glasser
                   Director
               March 22, 1995


          /s/Ronald H. Zech
    ----------------------------------
              Ronald H. Zech
                 Director
              March 22, 1995


           /s/David M. Edwards
    ----------------------------------
              David M. Edwards
                  Director
              March 22, 1995

REPORT OF INDEPENDENT AUDITORS



Board of Directors
General American Transportation Corporation




We have audited the consolidated financial statements and related schedule of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation for the year ended December 31, 1994. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, it is our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, in 1992 the company changed its method of accounting for postretirement benefits other than pensions and income taxes.


                                                 ERNST & YOUNG LLP


Chicago, Illinois
January 24, 1995

               GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED INCOME AND REINVESTED EARNINGS
                                  (IN MILLIONS)


                                                      Year Ended December 31
                                                   ---------------------------
                                                     1994     1993    1992
                                                   -------- --------  -------
Gross income                                       $642.6   $601.7    $579.2

Costs and expenses
           Operating expenses                       293.0    271.9     255.8
           Interest                                  78.3     78.8      96.0
           Provision for depreciation and
           amortization                             111.8    104.9     101.2
           Selling, general and administrative       46.7     41.5      38.0
                                                   -------- -------- -------
                                                    529.8    497.1     491.0
                                                   -------- -------- -------
Income before income taxes, equity in net
  earnings of affiliated companies and
  cumulative effect of accounting changes           112.8    104.6      88.2

Income taxes                                         42.7     45.1      31.7
                                                   -------- -------- -------

Income before equity in net earnings of
  affiliated companies and cumulative
  effect of accounting changes                       70.1     59.5      56.5

Equity in net earnings
  of affiliated companies                            16.9     14.6      16.3
                                                   -------- -------- -------

Income before cumulative effect
           of accounting changes                     87.0     74.1      72.8

Cumulative effect of
  accounting changes                                    -        -      (6.7)
                                                   -------- -------- -------

Net income                                           87.0     74.1      66.1

Reinvested earnings at beginning of year            306.5    275.7     247.9

Dividends paid to GATX Corporation                  (46.6)   (43.3)    (38.3)
                                                   -------- -------- -------

Reinvested earnings at end of year                 $346.9   $306.5    $275.7
                                                   ======   ======    ======



See notes to consolidated financial statements.

                GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS
                                     (IN MILLIONS)

                                                             December 31
                                                       ----------------------
                                                          1994         1993
                                                       ----------   ----------

ASSETS

Cash and cash equivalents                              $    14.5    $    11.7


Trade receivables--net                                      52.3         45.3


Property, plant and equipment:
           Railcars and support facilities               1,857.4      1,735.8
           Tank storage terminals and pipelines          1,171.8      1,014.8
                                                       ----------   ----------
                                                         3,029.2      2,750.6


           Less - Allowances for depreciation           (1,274.3)    (1,193.3)
                                                       ----------   ----------
                                                         1,754.9      1,557.3



Due from GATX Corporation                                  362.4        361.5


Investments in affiliated companies                        182.1        148.2


Other assets                                               100.4         91.6


                                                       ----------    ----------


TOTAL ASSETS                                           $ 2,466.6    $ 2,215.6
                                                       =========    =========



See notes to consolidated financial statements.

                                                             December 31
                                                       ----------------------
                                                          1994        1993
                                                       ----------  ----------

LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY
Accounts payable                                       $   106.4    $    98.4

Accrued expenses                                            35.7         36.0

Debt
           Short-term debt                                 129.4        104.2
           Long-term debt                                  864.1        731.9
           Capital lease obligations                       121.8        126.8
                                                       ----------     --------
                                                         1,115.3        962.9

Deferred income taxes                                      271.3        265.6

Other deferred items                                       234.5        208.8
                                                       ----------     --------

               Total liabilities and deferred items      1,763.2      1,571.7



Shareholder's equity
           Common Stock--par value $1 per share,
             1,000 shares authorized, issued and
             outstanding (owned by GATX Corporation)           -            -
           Additional capital                              335.0        335.0
           Reinvested earnings                             346.9        306.5
           Cumulative foreign currency
             translation adjustment                         21.5          2.4
                                                       ----------    --------

      Total shareholder's equity                           703.4        643.9
                                                       ----------    --------


TOTAL LIABILITIES, DEFERRED ITEMS
           AND SHAREHOLDER'S EQUITY                    $ 2,466.6    $ 2,215.6
                                                       =========    =========

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN MILLIONS)
                                                    Year Ended December 31
                                                ----------------------------
                                                  1994     1993     1992
                                                -------  -------- --------
OPERATING ACTIVITIES
         Net income                             $  87.0  $  74.1  $  66.1
         Adjustments to reconcile net income
         to net cash provided by operating
         activities:
            Provision for depreciation
              and amortization                    111.8    104.9    101.2
            Deferred income taxes                  10.7     14.5     14.6
            Cumulative effect of accounting
            changes                                   -        -      6.7
         Other (includes working capital)          (8.7)    13.0      1.6
                                                -------  -------- --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES    200.8    206.5    190.2


INVESTING ACTIVITIES
         Additions to property, plant & equipment:
           Railcars and support facilities       (281.8)  (195.3)  (116.6)
           Tank storage terminals and pipelines  (144.9)   (75.9)   (76.2)
         Investments in affiliated companies      (13.1)    (1.9)       -
                                                -------  -------- --------
             Capital additions                   (439.8)  (273.1)  (192.8)
         Proceeds from asset dispositions         137.3    151.6     81.6
                                                -------  -------- --------

     NET CASH (USED IN) INVESTING ACTIVITIES     (302.5)  (121.5)  (111.2)


FINANCING ACTIVITIES
        Proceeds from issuance of long-term debt  182.4     63.3    125.2
        Repayment of long-term debt               (50.7)   (58.8)  (197.2)
        Net increase (decrease) in short-term debt 25.2    (29.1)    54.6
        Repayment of capital lease obligations     (4.9)    (8.1)    (3.9)
         Cash dividends paid to GATX Corporation  (46.6)   (43.3)   (38.3)
         Net increase in amount
           due from GATX Corporation                (.9)    (2.8)   (19.9)
                                                -------  -------- --------

     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                      104.5    (78.8)   (79.5)
                                                -------   ------   -------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          $   2.8  $   6.2  $   (.5)
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

                  Railcars                                 20-33 years
                  Buildings, leasehold improvements,
                   storage tanks, and pipelines             5-45 years
                  Machinery and related equipment           3-20 years

Goodwill: GATC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. Goodwill, net of accumulated amortization of $2.2 million and $1.9 million, was $19.5 million and $18.7 million as of December 31, 1994 and 1993, respectively. Amortization expense was $.5 million for 1994, 1993 and 1992.

Income Taxes:  In February 1992, Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes, was issued by the Financial Accounting Standards Board which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. This Statement was adopted by GATC in the first quarter of 1992. The cumulative effect of the adoption of this Statement was to reduce the deferred tax liability by $37.8 million in 1992. This amount was added to net income and thereby to shareholders' equity.

United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $121.3 million at December 31, 1994.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE A--SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Other Deferred Items: Other deferred items include the accrual for postretirement benefits other than pensions in addition to environmental, general liability, and workers' compensation reserves, and other deferred credits.

Off-Balance-Sheet Financial Instruments: GATC uses interest rate and currency swaps and currency forwards to set interest and exchange rates on existing or anticipated transactions. GATC may also, on occasion, use caps, forwards, and other similar contracts. These contracts qualify for hedge accounting. Fair values of GATC's off-balance financial instruments (futures, swaps, forwards, options and purchase commitments) are based on current market prices, settlement values or fees currently charged to enter into similar agreements. The fair values of the hedge contracts are not recognized in the financial statements. Net amounts paid or received on such contracts are recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATC's liability for environmental clean-up is both probable and a minimum estimate of associated costs can be made; adjustments to initial estimates are recorded as necessary.

Revenue Recognition: The majority of GATC's gross income is derived from the rentals of railcars and terminalling and other services.

Foreign Currency Translation: The assets and liabilities of GATC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. Incremental unrealized translation gains (losses) recorded in the cumulative foreign currency translation adjustment account were $19.1 million, $(5.8) million and $(2.8) million during 1994, 1993, and 1992, respectively.

Reclassifications: Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

NOTE B--ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in property, plant and equipment are classified as operating leases.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B--ACCOUNTING FOR LEASES (CONT'D)

Minimum future receipts:  Minimum future rental receipts from noncancelable operating leases by year at December 31, 1994 were (in millions):
                           1995                   $  413.7
                           1996                      284.1
                           1997                      215.8
                           1998                      159.2
                           1999                      100.1
                           Years thereafter          359.8
                                                  --------

                                                  $1,532.7
                                                  ========

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Property, plant and equipment includes cost and related allowances for depreciation of $153.1 million and $70.0 million, respectively, at December 31, 1994 and $153.2 million and $63.5 million, respectively, at December 31, 1993 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale leasebacks which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1994, 1993, and 1992 was $50.3 million, $39.8 million, and $29.8 million, respectively.

Minimum future rental payments:  Future minimum rental payments due under noncancelable leases at December 31, 1994 were (in millions):
                                                 Capital    Operating
                                                  Leases      Leases
                                                 ---------  ----------
                1995                             $ 17.5      $ 36.1
                1996                               17.0        45.5
                1997                               17.6        44.5
                1998                               17.4        46.1
                1999                               17.4        41.4
                Years thereafter                  116.0       741.7
                                                 ---------   ----------

                Total minimum rental payments    $202.9      $955.3
                                                             ======
                Less - Amounts representing
                    interest                      (81.1)
                                                  ------

                Present value of future
                  minimum capital lease payments $121.8
                                                 ======

The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Interest expense on the above capital lease obligations was $11.3 million in 1994, $11.8 million in 1993, and $12.3 million in 1992.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--ADVANCES TO/FROM PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $17.4 million in 1994, $18.4 million in 1993, and $23.4 million in 1992. Interest income was based on an interest rate which was periodically adjusted in accordance with short-term commercial paper rates and averaged 4.09% in 1994, 4.30% in 1993, and 6.20% in 1992.

Interest expense on advances from GATX to GATC was $1.8 million in 1994, $2.2 million in 1993, and $2.7 million in 1992. These advances have no fixed maturity date. Interest expense was based on interest rates computed as described in the preceding paragraph.

NOTE D--INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 20 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These investments include a Canadian railcar company and foreign tank storage terminals. Distributions received from such jointly-owned companies were $2.6 million in 1994, and $3.1 million in both 1993 and 1992.

Summarized operating results for all affiliated companies in their entirety were (in millions):

                                                   For the Year
                                            --------------------------
                                             1994    1993    1992
                                            ------- ------- ------
                Revenues                    $206.8  $176.8  $174.5
                Net income                    35.7    32.4    35.8

Summarized balance sheet data for all affiliated companies in their entirety were (in millions):

                                                       December 31
                                                    ----------------
                                                     1994    1993
                                                    ------  ------
                Total assets                        $773.2  $623.4
                Long-term liabilities                339.0   282.7
                Other liabilities                     97.8   129.2
                                                    ------  ------

                Shareholders' equity                $336.4  $211.5
                                                    ======  ======

NOTE E--FOREIGN OPERATIONS

Foreign operations were not material to the consolidated gross income or pretax income of GATC for any of the years presented. GATC has investments in affiliated companies which are located in foreign countries. Equity income from these foreign affiliates for 1994, 1993 and 1992 was $16.9 million, $14.6 million and $16.3 million, respectively. The foreign identifiable assets of

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE E--FOREIGN OPERATIONS (CONT'D)

GATC are investments in affiliated companies and a United Kingdom terminalling operation which is fully consolidated.

                                                December 31
                                        --------------------------
                                          1994           1993
                                        --------       ---------
Identifiable Assets (in millions):
     Foreign                            $  273.1       $  212.6
     United States                       2,193.5        2,003.0
                                        --------       ---------

                                        $2,466.6       $2,215.6
                                        ========       ========

Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an increase or decrease to the unrealized foreign currency translation account.

NOTE F--SHORT-TERM LINES OF CREDIT

Short-term debt and its weighted average interest rate as of year end were (in millions):
                                                     December 31

                                                1994              1993
                                           --------------   --------------
                                           Amount   Rate    Amount   Rate
                                          -------  -----   -------  -----
Commercial paper                           $ 60.0    6.15%  $ 25.5    3.50%
Other short-term borrowings                  69.4    5.99     78.7    4.29
                                           ------           ------

                                           $129.4           $104.2
                                           ======           ======

Under a revolving credit agreement with a group of banks, GATC may borrow up to $250.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement GATC met its requirement to maintain a minimum net worth of $550.0 million at December 31, 1994. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $60.0 million of commercial paper outstanding. GATC had borrowings of $36.5 million under unsecured money market lines. Also, GATX Terminals has a revolving credit agreement of pounds25.0 million of which pounds4.0 million was available at year end.

Interest expense on short-term debt was $6.2 million in 1994, $4.2 million in 1993, and $3.9 million in 1992.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE G--LONG-TERM DEBT

Long-term debt consisted of (in millions):
                                      Interest      Final      December 31
                                        Rates      Maturity    1994   1993
                                      ----------   ----------  -------------
Fixed Rate:
            Term notes                5.16%-10.8%  1995-2004 $776.2   $643.0
            Industrial revenue bonds  6.625-7.3    2019-2024   87.9     88.9
                                                             -------  ------

                                                             $864.1   $731.9
                                                             ======   ======

Maturities of GATC's long-term debt as of December 31, 1994 for each of the years 1995 through 1999 were (in millions):
                                  Year       Amount
                                  -----      -------
                                  1995       $91.5
                                  1996        66.0
                                  1997        65.0
                                  1998        64.0
                                  1999        84.1

Interest cost incurred on long-term debt, net of capitalized interest, was $59.0 million in 1994, $60.5 million in 1993, and $77.1 million in 1992. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $2.7 million in 1994, $2.4 million in 1993, and $2.8 million in 1992. The loss recorded on the early retirement of debt was $.3 million in 1994 and $3.3 million in 1992.

NOTE H - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GATC enters into various types of transactions that involve contract and financial instruments with off-balance-sheet risk. These instruments are entered into to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1994 GATC had the following off-balance-sheet financial instruments (amounts in millions):
                                                   Pay          Receive
Interest Rate Swaps                      Amount    Rate/Index   Rate/Index     Maturity
- --------------------                     -------   ----------   ----------     ---------
GATC pays fixed, receives floating       $500.0    4.18-6.82%   LIBOR          1995-1997

GATC pays floating, receives fixed        600.0    LIBOR        6.205-7.646%   2003-2006

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONT'D)

Currency Forwards and Swaps             Deliver       Purchase            Maturity
- ---------------------------             -------       -------             ----------

Peso forwards                           $6.2          30.375 Pesos        1995

Singapore dollar forwards                9.6          14.0 Singapore      1995

GATC has had the following interest rate hedge activity (in millions):

                                                  Pay           Pay
Interest Rate Swaps                              Fixed          Floating
- -------------------                              -----          --------
Balance at December 31, 1992                     $    -         $    -

Additions                                         400.0          500.0
Maturities                                            -              -
                                                 ------         ------

Balance at December 31, 1993                      400.0          500.0

Additions                                         200.0          100.0
Maturities                                       (100.0)             -
                                                 ------         ------

Balance at December 31, 1994                     $500.0         $600.0
                                                 ======         ======

GATC manages its assets and liabilities using interest rate swaps to better match the duration of its debt portfolio to the lease terms of its railcar assets. Railcar assets are financed with fixed rate long-term debt or through sale leasebacks. Assets are placed on lease with average new lease terms of 5 years; the average renewal term is 3 years. Rents are fixed over these lease terms. In its swaps, GATC agrees to exchange, at specific intervals, the difference between fixed and floating rate interest amounts calculated on an agreed upon notional principal amount. The swaps have in effect converted $100 million of long-term fixed rate debt into floating rate debt and $500 million of long-term fixed rate debt into 1-3 year fixed rate debt. As leases on railcars are renewed, the new lease rate should more closely correlate with the terms of the swapped debt.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is the amount the company would receive or pay to terminate the swap agreement; at year end, GATC would pay $45.2 million if the swaps were terminated. At December 31, 1993, $900.0 million of interest rate swaps were in effect; the fair value of the swap components would have resulted in a net payment to GATC of $7.5 million if the swaps were terminated at that time.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONT'D)

Transportation has a contract to operate and manage a Mexican railcar operation with an advance Peso payment due in January 1995. In December 1994, a forward contract to purchase Pesos was entered into to convert U.S. $6.2 million to 30.375 million pesos. This contract was settled in January and the subsequent loss recorded as an adjustment to the concession cost to be amortized straight line over its life. In conjunction with the financing of the purchase of an interest in a joint venture, Terminals has forward contracts to purchase 14.0 million Singapore dollars in exchange for $9.6 million.
These contracts will settle between January and September 1995. Any gain or loss from the settlement will be allocated over the term of the financing.

In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GATC's exposure is limited to the interest rate or currency differential. GATC manages the credit risk of counterparties by dealing only with institutions that the company considers financially sound and by avoiding concentrations of risk with a single counterparty. GATC considers the risk of nonperformance to be remote.

NOTE I - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of GATC's financial instruments that are recorded on the balance sheet at year end (in millions):

                                                           December 31
                                       ----------------------------------------
                                                1994               1993
                                       ----------------------------------------
                                          Carrying    Fair   Carrying    Fair
                                           Amount     Value   Amount     Value
                                          --------- ---------------------------
Assets:
  Cash and cash equivalents                $ 14.5   $ 14.5    $ 11.7   $ 11.7
  Trade accounts receivables                 52.3     52.3      45.3     45.3
  Due from GATX Corporation                 362.4    362.4     361.5    361.5
Liabilities:
  Accounts payable - trade                  106.4    106.4      98.4     98.4
  Short-term debt                           129.4    129.4     104.2    104.2
  Long-term debt - fixed                    864.1    883.3     731.9    822.2

The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, trade receivables, trade payables and short-term debt are carried at cost which approximates fair value because of the short maturity of those instruments.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE I - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS (CONT'D)

The carrying amounts reported in the balance sheet for the Due from GATX Corporation approximate fair value.

The carrying amounts of variable rate long-term debt reported in the balance sheet approximate fair value. The fair value of fixed rate long-term debt was estimated by aggregating the notes and performing a discounted cash flow calculation using a weighted average note term and market rate based on GATC's current incremental borrowing rates for similar types of borrowing arrangements.

NOTE J--PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $6.6 million in 1994, $6.7 million in 1993, and $5.1 million in 1992.

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost.

Net periodic pension cost for 1994, 1993, and 1992 was $2.6 million, $3.4 million, and $3.4 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

GATC provides health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

In 1992, GATC implemented SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, using the immediate recognition transition method, effective as of January 1, 1992. SFAS No. 106 requires recognition of the cost of postretirement benefits during an employee's active service life. GATC's previous practice was to expense these costs as they were paid. GATC recorded a charge of $44.5 million ($68.6 million pretax) in the first quarter of 1992 to reflect the cumulative effect of the change in accounting principle for periods prior to 1992. Aside from the one-time impact of the transition obligation, adoption of SFAS No. 106 was not material to 1992 financial results.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONT'D)

Net periodic postretirement cost included the following components (in millions):

                                                            For the Year
                                                   ------------------------
                                                     1994    1993    1992
                                                    ------  ------  ------
                Current service cost                $  .4   $  .3   $  .2
                Interest cost on accumulated
                  postretirement benefit obligation   4.7     5.9     6.3
                                                    ------  ------  ------

                Net periodic postretirement
                 benefit cost                       $ 5.1   $ 6.2   $ 6.5
                                                    =====   =====   ======

                Discount rate                       7.75%    8.5%    9.0%
                                                    =====   =====   ======

The following table sets forth the amounts recognized in GATC's consolidated balance sheet (in millions):
                                                            December 31
                                                        ----------------------
                                                          1994        1993
                                                        --------    --------

              Accumulated postretirement benefit
               obligation
                 Retirees                                 $55.3     $67.6
                 Fully eligible active plan participants    2.6       3.4
                 Other active plan participants             4.5       4.8
                                                         --------   ------

              Total accumulated
                postretirement benefit obligation          62.4      75.8

              Unrecognized gain (loss)                      1.2      (9.4)
                                                         --------  --------

              Accrued postretirement benefit liability    $63.6     $66.4
                                                          =====     =====


The accrued postretirement benefit liability was determined using an assumed discount rate of 7.75% for 1994 and 1993 and 8.5% for 1992. The effect of the change in the discount rate assumption was a deferred loss of $4.2 million in 1993.

For measurement purposes, blended rates ranging from 11% decreasing to 5% over the next three years and remaining at that level thereafter were used for the increase in the per capita cost of covered health care benefits. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $4.4 million and would increase aggregate service and interest cost components of net periodic postretirement benefit cost by $.4 million per year.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES

Effective January 1, 1992, GATC changed its method of accounting for income taxes from the deferred method to the liability method required by SFAS No. 109, Accounting for Income Taxes. As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of January 1, 1992 was to increase net income by $37.8 million. Aside from the one-time impact due to the reassessment of deferred taxes, adoption of SFAS No. 109 was not material to 1992 financial results.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATC's deferred tax liabilities and assets were (in millions):
                                                                December 31
                                                             ------------------
                                                             1994      1993
                                                             -------  -------
Deferred tax liabilities:
  Book/tax basis differences due to depreciation            $323.6    $320.6
  Other                                                       31.0      32.7
                                                            ------    ------
Total deferred tax liabilities                               354.6     353.3

Deferred tax assets:
  Accruals not currently deductible for tax purposes          34.7      34.6
  Postretirement benefits other than pensions                 22.4      23.5
  Lease accounting                                            14.4      12.3
  Alternative minimum tax credit                               1.0       5.2
  Other                                                       10.8      12.1
                                                            -------  -------
    Total deferred tax assets                                 83.3      87.7
                                                            -------  -------

Net deferred tax liabilities                                $271.3    $265.6
                                                            ======    ======

At December 31, 1994, GATC had an alternative minimum tax credit of $1.0 million that can be carried forward indefinitely to reduce future regular tax liabilities.

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

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES (CONT'D)

Income taxes consisted of (in millions):
                                                           For the Year
                                                   ----------------------
                                                     1994   1993    1992
                                                   -------- ------  -----
  Current-
     Domestic:
          Federal                                   $30.1  $29.6   $15.9
          State and local                             1.7     .7      .8
                                                    -----   -----  -----
                                                     31.8   30.3    16.7
     Foreign                                           .2     .3      .4
                                                     ----- -----   -----
                                                     32.0   30.6    17.1
  Deferred-
     Domestic:
          Federal                                     8.4   12.1    12.6
          State and local                             1.5    2.4     2.0
                                                    -----   -----  ------
                                                      9.9   14.5    14.6
     Foreign                                           .8      -       -
                                                    -----   -----  ------
                                                     10.7   14.5    14.6

  Income tax expense                                $42.7  $45.1   $31.7
                                                    =====  =====   =====

  Income taxes paid                                 $31.9  $28.0   $20.1
                                                    =====  =====   =====

The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:

                                                          For the Year
                                                     -------------------
                                                     1994   1993    1992
                                                     -----  ------ -----
Federal statutory income tax rate                    35.0%  35.0%   34.0%
Add (deduct) effect of:
State income taxes                                    1.9    1.9     2.2
Purchase accounting adjustments                        .3    2.1     1.0
Tax rate increase on deferred taxes                     -    6.4       -
Other                                                  .6   (2.3)   (1.3)
                                                     ----   -----   -----

Effective income tax rate                            37.8%  43.1%   35.9%
                                                     =====  =====   =====

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE M--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

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

At December 31, 1994, GATC had firm commitments to acquire railcars and to upgrade terminal and repair facilities totaling $174 million.

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

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS

GATC is engaged in the following businesses:

Railcar Leasing and Management represents General American Transportation Corporation and its foreign subsidiaries and affiliates (Transportation) which lease and manage tank cars and other specialized railcars.

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

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)

                                                            (In Millions)
                                                 --------------------------------
                                                   1994        1993        1992
                                                 --------------------------------

Gross Income:
           Railcar Leasing and Management        $  322.1  $  302.2  $  289.3
           Terminals and Pipelines                  303.1     281.1     266.5
                                                 --------  --------  --------

                 Subtotal                           625.2     583.3     555.8

           Intersegment amounts
           with other GATX segments                  17.4      18.4      23.4
                                                 --------  --------  --------

TOTAL CONSOLIDATED AMOUNTS                       $  642.6  $  601.7  $  579.2
                                                 ========  ========  ========

Income Before Income Taxes, Equity
  in Net Earnings of Affiliated Companies,
  and Cumulative Effect of Accounting Changes:
           Railcar Leasing and Management        $   79.6  $   74.4  $   68.4
           Terminals and Pipelines                   33.2      30.2      19.8
                                                 --------  --------  --------

TOTAL CONSOLIDATED AMOUNTS                       $  112.8  $  104.6  $   88.2
                                                 ========  ========  ========

Equity in Net Earnings
  of Affiliated Companies:
           Railcar Leasing and Management        $    4.7  $    4.5  $    4.5
           Terminals and Pipelines                   12.2      10.1      11.8
                                                 --------  --------  --------

TOTAL CONSOLIDATED AMOUNTS                       $   16.9  $   14.6  $   16.3
                                                 ========  ========  ========

Income Before Cumulative
  Effect of Accounting Changes:
           Railcar Leasing and Management        $   55.1  $  47.6    $  49.4
           Terminals and Pipelines                   31.9     26.5       23.4
                                                 --------  --------  --------

TOTAL CONSOLIDATED AMOUNTS                       $   87.0  $  74.1(A) $  72.8(B)
                                                 ========  ========  ========



(A) Income includes a $6.6 million charge for the cumulative increase in deferred income taxes as a result of the 1993 federal tax rate change (see following table for a breakdown by segment).

(B) Income was further reduced by $6.7 million for the cumulative effect of accounting changes resulting in net income of $66.1 million (see following table for a breakdown by segment).

GENERAL AMERICAN TRANSPORTATION CORPORATION

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)

FEDERAL TAX RATE CHANGE IN 1993

The following table shows the effect of the federal tax legislation enacted in 1993 which increased the federal income tax rate from 34% to 35%
retroactively to January 1, 1993.
- ------------------------------------------------------------------------------
                                               Income
                                               Before       Tax
                                       Net   Tax Rate      Rate         Net
                                    Income     Change    Change(A)   Income
- ------------------------------------------------------------------------------
In Millions                        ---1994---    -----------------1993--------
- -------------------------------------------------------------------------------
Railcar Leasing and Management        $55.1     $51.9      $(4.3)     $47.6
Terminals and Pipelines                31.9      28.8       (2.3)      26.5
- --------------------------------------------------------------------------------

TOTAL CONSOLIDATED AMOUNTS            $87.0     $87.0      $(6.6)     $74.1
- ------------------------------------------------------------------------------

(A) Effect of tax rate change on pre-1993 deferred taxes.



ACCOUNTING CHANGES IN 1992

The effect in 1992 on net income of adopting SFAS No. 106 and No. 109 for each of GATC's segments is displayed below.

- ------------------------------------------------------------------------------
                                    Income    Cumulative Effect of
                                    Before      Accounting Changes
                                Cumulative   SFAS 106
                                 Effect of      Post-    SFAS 109        Net
                                Accounting Retirement      Income     Income
                                   Changes   Benefits       Taxes     (Loss)
- ------------------------------------------------------------------------------

In Millions                      --------------------1992----------------------
- --------------------------------------------------------------------------------

Railcar Leasing and Management       $49.4     $(32.5)     $38.7       $55.6
Terminals and Pipelines               23.4       (7.7)       3.0        18.7
Other                                    -       (4.3)      (3.9)       (8.2)
- ------------------------------------------------------------------------------

TOTAL CONSOLIDATED AMOUNTS           $72.8     $(44.5)     $37.8       $66.1
- -------------------------------------------------------------------------------

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)



                                                      (In Millions)
                                          -------------------------------------
                                             1994           1993          1992
                                          -------------------------------------

Identifiable Assets:
      Railcar Leasing and Management      $1,882.8     $1,701.0       $1,694.7
      Terminals and Pipelines              1,022.5        872.5          816.2
      Other                                     .6          1.0             .9
                                          --------     --------       --------
                                           2,905.9      2,574.5        2,511.8
      Intersegment amounts                  (439.3)      (358.9)        (347.7)
                                          --------     --------       --------

TOTAL CONSOLIDATED AMOUNTS                $2,466.6     $2,215.6       $2,164.1
                                          ========     ========       ========

Capital Additions:
      Railcar Leasing and Management      $  285.4     $  195.3       $  116.6
      Terminals and Pipelines                154.4         77.8           76.2
                                          --------     --------       --------

TOTAL CONSOLIDATED AMOUNTS                $  439.8     $  273.1       $  192.8
                                          ========     ========       ========

Provision for Depreciation and Amortization:
      Railcar Leasing and Management      $   68.3     $   63.9       $   62.6
      Terminals and Pipelines                 43.5         41.0           38.6
                                          --------     --------       --------

TOTAL CONSOLIDATED AMOUNTS                $  111.8     $  104.9       $  101.2
                                          ========     ========       ========

Interest Expense:
       Railcar Leasing and Management     $   70.0    $   69.6        $   87.3
   Terminals and Pipelines                    39.7        39.0            40.3
                                          --------     --------       --------
                                             109.7       108.6           127.6
   Intersegment amounts                      (31.4)      (29.8)          (31.6)
                                          --------     --------       --------

TOTAL CONSOLIDATED AMOUNTS                $   78.3     $  78.8        $   96.0
                                          ========     =======        ========

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                 (IN MILLIONS)




       COL. A                             COL. B           COL. C          COL. D            COL. E         COL. F

- -----------------------------------------------------------------------------------------------------------------------

                                                           ADDITIONS
                                         Balance at        Charged to      Charged to                        Balance
                                         Beginning         Costs and       Other Accounts-   Deductions-     at End
      DESCRIPTION                        of Period         Expenses        Describe          Describe        of Period

- ---------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Allowance for possible
    losses in collection of
    trade receivables - Note A            $  5.8         $   .1            $    -            $  .5 (C)       $ 5.4

Year ended December 31, 1993:
   Allowance for possible
     losses in collection of
     trade receivables - Note A           $  5.8         $   .3            $    -            $  .3 (C)       $ 5.8


Year ended December 31, 1992:
   Allowance for possible
     losses in collection of
     trade receivables - Note A           $  5.1         $  1.1            $    -            $  .4 (C)       $ 5.8
   Reserve for costs of closing
     or disposing of certain
     manufacturing
     facilities - Note B                     2.7              -                 -              2.7(D)            -



Note A - Deducted from asset accounts.
Note B - Included in other deferred items in the
         consolidated balance sheet.
Note C - Uncollectible accounts charged off.
Note D - Represents transfer to non-asset related reserves.

                                                                  EXHIBIT 12

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                        (IN MILLIONS EXCEPT FOR RATIOS)


                                                1994     1993    1992    1991   1990
                                               ------   ------  ------  ------  ------
Earnings available for fixed charges:
   Net Income.............................      $ 87.0  $ 74.1  $ 66.1  $ 74.2  $ 76.6

   Add (deduct):
     Income taxes.........................        42.7    45.1    31.7    29.0    29.9
     Cumulative effect of accounting changes...      -       -     6.7       -       -
     Equity in net earnings of affiliated
       companies, net of distributions received..(14.2)  (11.5)  (13.2)  (11.5)   (9.2)
     Interest on indebtedness and amortization
       of debt discount and expense.............. 78.3    78.8    96.0   100.7   106.3
     Amortization of capitalized interest........  1.1     1.1     1.1      .9     1.0
     Portion of rents representative of interest
       factor (deemed to be one-third)........... 16.8    13.2     9.3     7.3     2.9
                                                ------  ------  ------  ------  ------

   Total earnings available for fixed charges.. $211.7  $200.8  $197.7  $200.6  $207.5
                                                ======  ======  ======  ======  ======

Fixed charges:
   Interest on indebtedness and amortization
     of debt discount and expense............   $ 78.3  $ 78.8  $ 96.0  $100.7  $106.3
   Capitalized interest......................      2.7     2.4     2.8     2.8     3.2
   Portion of rents representative of interest
     factor (deemed to be one-third).........     16.8    13.2     9.3     7.3     2.9
                                                ------  ------   -----  ------  ------
        Total fixed charges..................   $ 97.8  $ 94.4  $108.1  $110.8  $112.4
                                                ======  ======  ======  ======  ======

Ratio of earnings to fixed charges(A).........   2.16x   2.13x   1.83x   1.81x   1.85x


(A) The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, and amortization of debt discount and expense. "Earnings" consist of consolidated net income before income taxes, fixed charges, and, in 1992, the cumulative effect of accounting changes, less equity in net earnings of affiliated companies, net of distributions received.

                                                                     EXHIBIT 23




CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in Registration Statement
No. 33-48475 on Form S-3 filed July 30, 1992 and Registration Statement No. 33-52301 on Form S-3 filed February 16, 1994 of our report dated January 24, 1995 with respect to the consolidated financial statements and schedule of General American Transportation Corporation included in this Annual Report on Form 10-K for the year ended December 31, 1994.



                                                           ERNST & YOUNG LLP


Chicago, Illinois
March 21, 1995