Form 10-Q
period 1995-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1995-05-11
CIK 276478

=================================================================



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                          ------------------------


                                 Form 10-Q

          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                          ------------------------


For the Quarterly Period Ended            Commission File Number
March 31, 1995                             2-54754



                General American Transportation Corporation



Incorporated in the               IRS Employer Identification No.
State of New York                 36-2827991


                          500 West Monroe Street
                       Chicago, Illinois  60661-3676
                               312/621-6200


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----

  Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 27, 1995.


     =================================================================

                       PART I--FINANCIAL INFORMATION

       GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                            -----------------

                CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                In Millions


                                                  Three Months Ended
                                                        March 31

                                                      1995        1994
                                                  --------    --------
Gross income....................................  $  175.2    $  154.6

Costs and expenses
  Operating expenses............................      76.8        70.6
  Interest......................................      23.4        18.2
  Provision for depreciation and
    amortization................................      30.0        26.9
  Selling, general and
    administrative..............................      13.2        11.3
                                                  --------     -------
                                                     143.4       127.0
                                                  --------     -------
Income before income taxes and equity in net
  earnings of affiliated companies..............      31.8        27.6

Income taxes....................................      13.6        10.6
                                                  --------     -------
Income before equity in net earnings of
   affiliated companies.........................      18.2        17.0

Equity in net earnings of affiliated
    companies...................................       5.0         3.7
                                                   -------     -------
Net income......................................  $   23.2    $   20.7
                                                  ========    ========

Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

            GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  In Millions




ASSETS

                                              March 31       December 31
                                                1995            1994
                                            (Unaudited)
Cash and cash equivalents................... $     4.9     $    14.5


Trade receivables - net.....................      45.8          52.3


Property, plant and equipment
  Railcars and support facilities...........   1,949.4       1,857.4
  Tank storage terminals and pipelines......   1,166.1       1,171.8
                                              --------      --------
                                               3,115.5       3,029.2


  Less - Allowances for depreciation........  (1,293.3)     (1,274.3)
                                             ---------     ---------
                                               1,822.2       1,754.9


Due from GATX Corporation...................     373.7         362.4


Investments in affiliated companies.........     189.6         182.1


Other assets................................      99.7         100.4
                                              --------      --------




TOTAL ASSETS                                 $ 2,535.9     $ 2,466.6
                                             =========     =========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                               March 31  December 31
                                                 1995        1994
                                             (Unaudited)
Accounts payable.......................      $    82.7    $   106.4

Accrued expenses.......................           43.8         35.7

Debt
  Short-term debt......................          167.4        129.4
  Long-term debt.......................          909.1        864.1
  Capital lease obligations............          117.9        121.8
                                               -------     --------
                                               1,194.4      1,115.3

Deferred income taxes..................          270.5        271.3

Other deferred items...................          229.3        234.5
                                               -------     --------

   Total liabilities and deferred items        1,820.7      1,763.2

Shareholder's equity
  Common Stock - par value $1 per share;
    1,000 shares authorized, issued and
    outstanding (owned by GATX Corporation).         -            -
  Additional capital........................     335.0        335.0
  Reinvested earnings.......................     357.7        346.9
  Cumulative foreign currency translation
     adjustment.............................      22.5         21.5
                                                ------       -------

   Total shareholder's equity                    715.2        703.4
                                               -------       -------
TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                   $ 2,535.9    $ 2,466.6
                                             =========    =========

              GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                    Three Months Ended
                                                          March 31
                                                       1995      1994
OPERATING ACTIVITIES
  Net income                                          $  23.2   $  20.7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for depreciation and amortization          30.0      26.9
    Deferred income taxes                                 7.3       3.7
    Other (includes working capital)                    (22.8)      (.2)
                                                       -------   -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES            37.7      51.1


INVESTING ACTIVITIES
  Additions to property, plant and equipment:
    Railcars and support facilities                     (96.8)    (60.0)
    Tank storage terminals and pipelines                (20.3)    (27.0)
  Investments in affiliated companies                     (.2)        -
                                                       -------    ------
    Capital additions                                  (117.3)    (87.0)
  Proceeds from other asset dispositions                 14.4       2.6
                                                        ------    ------
   NET CASH USED IN INVESTING ACTIVITIES               (102.9)    (84.4)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               50.0         -
  Repayment of long-term debt                            (5.3)     (3.3)
  Net increase in short-term debt                        38.5      49.8
  Repayment of capital lease obligations                 (3.9)     (2.1)
  Cash dividends paid to GATX Corporation               (12.4)    (11.5)
  Net increase in amount due from GATX Corporation      (11.3)     (4.8)
                                                      --------    ------
   NET CASH PROVIDED BY  FINANCING ACTIVITIES            55.6      28.1
                                                      --------    ------

NET DECREASE IN CASH AND CASH EQUIVALENTS             $  (9.6)  $  (5.2)
                                                      ========   =======


                     MANAGEMENT'S DISCUSSION OF OPERATIONS

     COMPARISON OF FIRST THREE MONTHS OF 1995 TO FIRST THREE MONTHS OF 1994

GENERAL

General American Transportation Corporation's (GATC's) net income for the first quarter of 1995 was $23 million compared to net income of $21 million for the first quarter of 1994. First quarter gross income increased 13% while net income increased 12% as a result of continuing strong performance at both Transportation and Terminals and increased investment earnings. Transportation continued to operate at high utilization rates while at the same time adding significant numbers of railcars to its fleet. Terminals' results improved due to increased demand at many of its foreign terminals, earnings from recently acquired terminal facilities, and strong chemical demand.

Cash provided by operating activities of  $38 million decreased
$13 million from the first three months of 1994. The decrease was principally due to changes in working capital.

Capital additions for the quarter totaled $117 million, up $30 million from the 1994 first quarter. Transportation invested $92 million in the railcar fleet, including $27 million for the acquisition of used car fleets, versus $56 million in last year's first quarter; in addition $5 million was expended on the service center expansion compared to $4 million in 1994. Terminals' capital spending of $20 million decreased $7 million from 1994, which included the acquisition of a terminal facility in the United Kingdom. Full year 1995 capital spending is forecasted to exceed the $440 million expended in 1994. A portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit in the amount of $174 million at March 31, 1995. GATC has a $650 million shelf registration for pass through trust certificates and debt securities, under which $225 million of notes and $93 million of pass through trust certificates have been issued as of quarter end. GATC issued $50 million of ten-year medium-term notes during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- -----------------------------------------------------------------

                         Three Months Ended
(In Millions)                 March 31
                            1995     1994            Change
                          -------   -------     --------------
Gross Income              $  85.5  $  78.0      $   7.5     10%

Net Income                $  14.8  $  13.2      $   1.6     12%

- -----------------------------------------------------------------

Transportation's gross income for the first quarter of 1995 increased 10% from the comparable prior year period due to additional railcars on lease as a result of the high level of railcar additions as well as increased utilization, and slightly higher lease rates. Fleet utilization at March 31, 1995 was 95% on a fleet size of 61,200 compared to 93% on a fleet size of 56,400 a year ago. At quarter end, the active fleet totaled 57,800 compared to 52,600 a year ago.

Net income increased 12% from the first quarter of 1994 as higher revenues and investment earnings were partially offset by increased fleet repair costs and ownership costs. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 8% due to the increased fleet size and increased number of cars repaired, primarily at GATX service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 19% due to the increased fleet size and higher interest rates.

TERMINALS AND PIPELINES
- -----------------------------------------------------------------
                         Three Months Ended
(In Millions)                 March 31
                            1995     1994           Change
                          -------- -------      ---------------
Gross Income              $  81.3  $  72.3      $  9.0      12%

Net Income                $   8.4  $   7.5      $   .9      12%

- -----------------------------------------------------------------

Terminals' 1995 gross income increased 12% reflecting higher pipeline revenues and incremental revenues from newly-acquired terminals . Throughput for the first quarter was 153 million barrels compared to 174 million barrels a year ago, largely reflecting the mild winter which reduced petroleum needs and tankage out of service as a result of flood damage in Texas which occurred late last year. Capacity utilization at Terminals' wholly-owned facilities was 91% compared to 94% at year end and 87% at the end of the first quarter of 1994.

Terminals' net income increased 12% from 1994. Higher revenues were offset by additional expenses incurred at new facilities and at pipeline operations. Further, SG&A increased due to management restructuring, salary progression and additional positions; interest expense grew from financing last year's acquisitions. Operating margins decreased slightly due to higher operating costs and depreciation. Equity in net earnings of affiliated companies of $4 million increased $1 million as the result of higher earnings at all of the affiliates, except for one in Japan whose earnings were lower as a result of the temporary shutdown of a terminal due to earthquake damage.

                        PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

GATC has previously reported a number of lawsuits which have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. One of those suits, Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173) was settled in April 1995. It remains management's opinion, based on information known to management and taking into consideration probable insurance recovery, that the ultimate resolution of the lawsuits arising out of the May 1989 explosion will not have a material effect on GATC's consolidated financial position or operations.

GATC has previously reported a potential action against Calnev Pipe Line Company for allegedly failing to timely report the purported release of hazardous materials. Calnev has entered into a civil consent agreement with the San Bernardino California District Attorney's office to settle the matter for a total payment of $215,000 without admission of any violation.


Item 6.  Exhibits and Reports on Form 8-K.                   Page
- ------------------------------------------                   ----
(a)   4    General American Transportation Corporation
           Notices 12 through 14 dated February 24, 1995, defining the rights of the holders of GATC's
           Medium-term Notes Series E issued during that period, incorporated herein by reference to the Form 424(b)(5) dated February 17, 1995, file number 2-54754.

     12    Statement regarding computation of ratios of
           earnings to fixed charges.                          10

     27 Financial Data Schedule for GATC for the quarter ended March 31, 1995 submitted to the SEC along with the electronic submission of this Quarterly
           Report on Form  10-Q.

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


                      GENERAL AMERICAN TRANSPORTATION CORPORATION
                                     (Registrant)




                                /s/D. Ward Fuller
                             -------------------------
                                   D. Ward Fuller
                        President, Chief Executive Officer
                                    and Director
                             (Duly Authorized Officer)




                               /s/Donald J. Schaffer
                             --------------------------
                                  Donald J. Schaffer
                        Vice President, Finance and Chief
                                  Financial Officer

Date:  May 10, 1995


Exhibit 12

                   GENERAL AMERICAN TRANSPORTATION CORPORATION

                COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                          In Millions, Except For Ratios



                                                      Three Months      Year Ended
                                                     Ended March 31     December 31
                                                       1995     1994    1994
                                                   ------------------   -----------
                                                       (Unaudited)
Earnings available for fixed charges:
   Net income......................................    $ 23.2   $ 20.7  $ 87.0
    Add (deduct):
      Income taxes.................................      13.6     10.6    42.7
      Equity in net earnings of affiliated
        companies, net of distributions received...      (4.2)    (2.9)  (14.2)
      Interest on indebtedness and amortization
        of debt discount and expense...............      23.4     18.2    78.3
      Amortization of capitalized interest.........        .3       .3     1.1
      Portion of rents representative of interest
        factor (deemed to be one-third)............       4.4      3.4    16.8
                                                      -------    -----   -----
   Total earnings available for fixed charges......    $ 60.7   $ 50.3  $211.7
                                                      =======   ======  ======
Fixed Charges:
  Interest on indebtedness and amortization
    of debt discount and expense...................    $ 23.4   $ 18.2  $ 78.3
  Capitalized interest.............................       1.5       .8     2.7
  Portion of rents representative of interest
   factor (deemed to be one-third).................       4.4      3.4    16.8

Total fixed charges................................    $ 29.3   $ 22.4  $ 97.8
                                                      =======   ======  ======
  Ratio of earnings to fixed charges(A)............     2.07x    2.25x   2.16x


(A) The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, and amortization of debt discount and expense. "Earnings" consist of consolidated net income before income taxes and fixed charges, less equity in net earnings of affiliated companies, net of distributions received.