Form 10-Q
period 1995-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1995-08-11
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





                                 Form 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                                    OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarterly Period Ended                  Commission File Number
            June 30, 1995                                    2-54754


                General American Transportation Corporation


     Incorporated in the                    IRS Employer Identification No.
      State of New York                              36-2827991


                          500 West Monroe Street
                       Chicago, Illinois  60661-3676
                              (312) 621-6200


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ____      ____

    Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of July 31, 1995.

                        PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                  In Millions

                                    Three Months Ended   Six Months Ended
                                          June 30            June 30
                                      1995      1994      1995     1994
                                     ------    ------    ------   ------
Gross income...................    $177.9    $156.0     $353.1   $310.6

Costs and expenses
  Operating expenses...........      75.9      70.9      152.7    141.5
  Interest.....................      26.9      19.6       50.3     37.8
  Provision for depreciation
    and amortization...........      30.5      27.6       60.5     54.5
  Selling, general and
    administrative.............      13.4      11.7       26.6     23.0
                                   ------    ------     ------   ------
                                    146.7     129.8      290.1    256.8
                                   ------    ------     ------   ------

Income before income taxes
  and equity in net earnings
  of affiliated companies......      31.2      26.2       63.0     53.8

Income taxes...................      11.8       9.8       25.4     20.4
                                   ------    ------     ------   ------

Income before equity in net
  earnings of affiliated
  companies and cumulative
  effect of accounting changes.      19.4      16.4       37.6     33.4

Equity in net earnings
  of affiliated companies......       5.0       4.7       10.0      8.4
                                   ------    ------     ------   ------

Net income  ...................   $  24.4    $ 21.1     $ 47.6   $ 41.8
                                  =======    ======     ======   ======

Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

         GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED BALANCE SHEETS

                                In Millions


ASSETS

                                               June 30     December 31
                                                 1995          1994
                                              (Unaudited)
                                              ----------     ----------
Cash and cash equivalents  ..............     $   14.1      $   14.5


Trade receivables - net .................         48.4          52.3


Property, plant and equipment
 Railcars and support facilities......         2,011.5       1,857.4
 Tank storage terminals and pipelines          1,194.5       1,171.8
                                              ---------     --------
                                               3,206.0       3,029.2


 Less - Allowances for depreciation...        (1,319.5)     (1,274.3)
                                              --------      --------
                                               1,886.5       1,754.9

Due from GATX Corporation.............           373.8         362.4


Investments in affiliated companies...           188.8         182.1


Other assets..........................            98.3         100.4
                                              --------      --------


TOTAL ASSETS                                  $2,609.9      $2,466.6
                                              ========      ========



LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY


                                             June 30     December 31
                                               1995          1994
                                            (Unaudited)
                                            ----------   ----------
Accounts payable .......................     $   89.9    $  106.4

Accrued expenses .......................         37.7        35.7

Debt
 Short-term debt......................          167.1       129.4
 Long-term debt.......................          969.3       864.1
 Capital lease obligations............          117.9       121.8
                                             --------     -------
                                              1,254.3     1,115.3

Deferred income taxes ................          276.1       271.3

Other deferred items .................          227.4       234.5
                                             --------     -------

 Total liabilities and deferred items         1,885.4     1,763.2

Shareholder's equity
 Common Stock - par value $1 per
    share; 1,000 shares authorized,
    issued and outstanding (owned by
    GATX Corporation) ................              -           -
 Additional capital...................          335.0       335.0
 Reinvested earnings..................          369.7       346.9
 Cumulative foreign currency
    translation adjustment............           19.8        21.5
                                             --------      -------

    Total shareholder's equity                  724.5       703.4
                                             --------      -------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                   $2,609.9    $2,466.6
                                             ========     ========

           GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                 STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                    In Millions

                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                      1995        1994       1995       1994
                                     -----         ----     ----       ----
OPERATING ACTIVITIES
Net income                          $ 24.4      $ 21.1     $ 47.6     $ 41.8
Adjustments to reconcile
  net income to net cash provided
  by operating activities:
    Provision for depreciation
      and amortization                30.5        27.6       60.5       54.5
    Deferred income taxes              5.7         3.5       13.0        7.2
Other (includes working capital)      (4.2)       (5.8)     (27.0)      (6.0)
                                    --------     ------      -----      -----

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                          56.4        46.4       94.1       97.5

INVESTING ACTIVITIES
Additions to property, plant
  and equipment:
    Railcars and support
      facilities                     (68.4)      (51.2)    (165.2)    (111.2)
    Tank storage terminals and
      pipelines                      (28.8)      (24.6)     (49.1)     (51.6)
Investments in affiliated companies    (.4)          -        (.6)         -
                                   -------       ------     ------    ------

  Capital additions                  (97.6)      (75.8)    (214.9)    (162.8)
Proceeds from other asset
  dispositions                         3.3         1.6       17.7        4.2
                                   --------      ------    ------    -------

NET CASH USED IN INVESTING
  ACTIVITIES                         (94.3)      (74.2)    (197.2)    (158.6)

FINANCING ACTIVITIES
Proceeds from issuance of
  long-term debt                      65.9        57.7      115.9       57.7
Repayment of long-term debt           (5.6)      (15.4)     (10.9)     (18.7)
Net (decrease) increase in
  short-term debt                      (.8)         .4       37.7       50.2
Payment of capital lease
  obligations                            -           -       (3.9)      (2.1)
Cash dividends paid to GATX
  Corporation                        (12.4)      (11.7)     (24.8)     (23.2)
Net increase in amount due from
  GATX Corporation                       -        (3.4)     (11.3)      (8.2)
                                    ------        -----     ------     ------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                          47.1        27.6      102.7       55.7
                                    ------       -----     ------       -----
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS             $  9.2      $  (.2)    $  (.4)    $ (5.4)
                                    ======      =======    =======    =======

                   MANAGEMENT'S DISCUSSION OF OPERATIONS

        COMPARISON OF FIRST SIX MONTHS OF 1995 TO FIRST SIX MONTHS OF 1994


GENERAL

General American Transportation Corporation's (GATC's) net income for the first six months of 1995 was $48 million compared to net income of $42 million for the first half of 1994. GATC's railcar leasing and management subsidiary (Transportation) continued to operate at high utilization rates while adding significant numbers of railcars to its fleet. Results at GATC's terminal and pipeline subsidiary (Terminals) improved due to very strong demand at many of its domestic terminals and international joint ventures; in addition, terminal facilities acquired in late 1994 contributed to the increase in net income.

Cash provided by operating activities of  $94 million decreased
$3 million from the first six months of 1994. The decrease was due to changes in working capital.

Capital additions of $215 million for the first six months of 1995 increased $52 million from the comparable 1994 period. Transportation invested $158 million in the railcar fleet versus $103 million for the first six months of last year; in addition, $8 million was expended on the upgrade to the repair facilities each year. Terminals' capital spending of $49 million decreased $2 million from the comparable period of 1994, which included the acquisition of a terminal facility in the United Kingdom. Full year 1995 capital spending is forecasted to exceed the $440 million expended in 1994. A portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit in the amount of $170 million at June 30, 1995. GATC has a $650 million shelf registration for pass through trust certificates and debt securities, under which $275 million of notes and $93 million of pass through trust certificates have been issued as of quarter end. GATC issued $50 million of ten-year medium-term notes during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
- -----------------------------------------------------------------

                              Six Months Ended
(In Millions)                      June 30
                               1995      1994           Change
                              ----------------      -------------
Gross Income                  $175.6    $158.0      $ 17.6   11%

Net Income                    $ 30.9    $ 26.7      $  4.2   16%

- -----------------------------------------------------------------

Transportation's gross income for the first half of 1995 increased 11% from the comparable prior year period due to more than 5,100 additional railcars on lease as a result of the high level of railcar additions and increased utilization. Also, lease rates were slightly higher and a parcel of land in Mexico was sold. Domestic fleet utilization at June 30, 1995 was 95% on a fleet size of 61,700 compared to 94% on a fleet size of 57,000 a year ago. At quarter end, the active fleet totaled 58,600 railcars compared to 53,450 cars on lease a year ago.

Net income increased 16% from the first half of 1994 reflecting the higher revenues. In addition, higher income was generated from invested funds. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 9% due to the increased fleet size and increased number of cars repaired, primarily at GATX service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size and higher interest rates. SG&A increased 13% primarily as a result of increased compensation costs and expenses related to new operations in Mexico.

TERMINALS AND PIPELINES
- -----------------------------------------------------------------

                        Six Months Ended
(In Millions)                June 30
                         1995      1994              Change
                        ----------------      -------------------
Gross Income            $159.4    $143.9      $ 15.5       11%

Net Income              $ 16.7    $ 15.1      $  1.6       11%

- -----------------------------------------------------------------

Terminals' 1995 gross income increased 11% from the first six months of 1994 reflecting incremental revenues from newly-acquired terminals and high chemical demand and strong petroleum activity, especially in the Los Angeles market. Higher revenues at Terminals' two domestic pipelines were offset by the absence of revenues at the Wyco pipeline following its sale early this year. Throughput for the first six months of 1995 was 316 million barrels, 26 million barrels less than in 1994. Throughput at the Pasadena terminal was down 17 million barrels, reflecting the mild winter, lower blending activity, refinery turnarounds and tanks out of service. Capacity utilization at Terminals' wholly-owned facilities was 88% at the end of the second quarter of 1995, down two percent from a year ago.

Terminals' net income increased 11% over 1994. Higher revenues were partially offset by additional operating expenses incurred. Further, SG&A increased due to management restructuring, salary progression and the addition of personnel; interest expense grew from financing last year's acquisitions. Operating margins were in line with last year. Earnings at the foreign affiliates of $7 million increased $1 million due to strong demand at the European and Singapore terminals.

                   COMPARISON OF SECOND QUARTER 1995 TO
                            SECOND QUARTER 1994



GROSS INCOME
- -----------------------------------------------------------------

(In Millions)                  Three Months Ended
                                    June 30
Business Segment                 1995       1994        Change
- ----------------               ------------------   --------------
Railcar Leasing and
  Management                    $ 90.1     $ 80.0    $ 10.1    13%
Terminals and Pipelines           78.1       71.6       6.5     9

- ------------------------------------------------------------------

NET INCOME
- -----------------------------------------------------------------


(In Millions)                  Three Months Ended
                                     June 30
Business Segment                1995        1994       Change
- ----------------               ------      ------  ---------------
Railcar Leasing and
  Management                   $ 16.1      $ 13.5    $  2.6    19%
Terminals and Pipelines           8.3         7.6        .7     9

- -----------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the six-month periods.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
- ---------------------------

On July 14, 1995, a judgment in the amount of $9.7 million was entered against General American Transportation Corporation by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by General American Transportation in the construction and use of its Arcticar cryogenically cooled railcar.

General American Transportation was also permanently enjoined from any further infringement of the patent as of August 1, 1995, subsequently extended to September 1, 1995. Of General American Transportation's 61,000 railcar fleet, the injunction affects only 180 railcars, 80 of which are currently on lease and 100 on
order.   General American Transportation intends promptly to
appeal the Decision of the District Court and has requested the District Court to reduce substantially the judgment as entered to correct an apparent error in the calculation of damages. Even in the event of an adverse decision on appeal, GATC does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATC.

General American Transportation brought this action against Cryo-Trans in 1991 requesting that Cryo-Trans' patent be declared invalid and General American Transportation's construction of the Arcticar railcar non-infringing. A trial before a magistrate was held in 1991 and a ruling in favor of General American Transportation was issued in 1994. The District Court originally accepted the magistrate's ruling. The court's decision reverses the earlier ruling.

Item 6.  Exhibits and Reports on Form 8-K.                        Page
- ------------------------------------------                        ----

(a)  4  General American Transportation Corporation
        Notices 15 through 20 dated May 11, 1995, amended May 24, 1995, defining the rights of the holders of GATC's Medium-Term Notes Series
        E issued during that period, incorporated herein by reference to the Form 424(b)(5) filed
        May 11, 1995, amended May 25, 1995, file number 2-54754.

    12  Statement regarding computation of ratios of
        earnings to fixed charges.                                12

    27  Financial Data Schedule for General American
        Transportation Corporation for the quarter ended
        June 30, 1995. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

        Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b)     GATC filed a Current Report on Form 8-K dated
        July 19, 1995, with respect to the offering of Pass Through Trust Certificates in connection with the sale leaseback of 2,606 railcars. Copies of the forms of the underlying documents entered into by GATC as part of this transaction and the related trust indentures were filed as part of the 8-K Report.

                                SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    GENERAL AMERICAN TRANSPORTATION CORPORATION
                                      (Registrant)




                                    /s/D. Ward Fuller
                              ---------------------------------
                                       D. Ward Fuller
                              President, Chief Executive Officer
                                         and Director
                                   (Duly Authorized Officer)




                                    /s/Donald J. Schaffer
                              ---------------------------------
                                       Donald J. Schaffer
                              Vice President, Finance and Chief
                                        Financial Officer




Date:  August 11, 1995

                                                                 Exhibit 12

                   GENERAL AMERICAN TRANSPORTATION CORPORATION

                COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)
                         (In Millions, Except for Ratios)

                                        Three Months Ended    Six Months Ended
                                              June 30             June 30
                                          1995       1994     1995     1994
                                        ------      -----     -----    -----
Earnings available for fixed charges:
  Net income...........................  $ 24.4    $ 21.1    $ 47.6    $ 41.8

  Add (deduct):
   Income taxes .......................    11.8       9.8      25.4      20.4
    Equity in net earnings of affiliated
     companies, net of distributions
     received........................      (.7)      (4.1)     (4.9)     (7.0)
   Interest on indebtedness and
     amortization of debt discount and
     expense.........................     26.9       19.6      50.3      37.8
   Amortization of capitalized
     interest........................       .3         .3        .6        .6
   Portion of rents representative of
     interest factor (deemed to be
     one-third)......................      4.4        3.5       8.8       6.9
                                         ------    -------    ------    ------
  Total earnings available for
    fixed charges....................    $ 67.1    $ 50.2    $127.8    $100.5
                                         ======   =======    ======    ======
Fixed Charges:
  Interest on indebtedness and
   amortization of debt discount and
   expense ..........................    $ 26.9    $ 19.6    $ 50.3    $ 37.8
  Capitalized interest...............       1.1        .6       2.6       1.4
  Portion of rents representative of
    interest factor (deemed to be
    one-third).......................       4.4       3.5       8.8       6.9
                                          ------   -------    ------   ------
  Total fixed charges................    $ 32.4    $ 23.7    $ 61.7    $ 46.1
                                         ======    =======   ======    ======
Ratio of earnings to fixed charges(A).     2.07x     2.12x     2.07x     2.18x

(A) The ratios of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, and amortization of debt discount and expense. "Earnings" consist of consolidated net income before income taxes and fixed charges, less equity in net earnings of affiliated companies net of distributions received.