Form 10-Q
period 1995-09-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1995-11-13
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549




                                Form 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended     Commission File Number
           September 30, 1995                   2-54754



                General American Transportation Corporation

     Incorporated in the              IRS Employer Identification No.
     State of New York                         36-2827991

                     500 West Monroe Street
                  Chicago, Illinois 60661-3676
                       (312) 621-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                         ------       ------
     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of October 31, 1995.

                    PART I -- FINANCIAL INFORMATION
     GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


               CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                            In Millions

                                      Three Months Ended       Nine Months Ended
                                         September 30             September 30
                                       1995        1994         1995         1994
                                      ------      ------       ------       -----
Gross income. . . . . . . . . . . .   $177.0      $161.5       $530.1       $472.1

Costs and expenses
    Operating expenses. . . . . . .     78.5        73.5        231.2        215.0
    Interest. . . . . . . . . . . .     25.1        20.2         75.4         58.0
    Provision for depreciation and
      amortization. . . . . . . . .     29.9        27.6         90.4         82.1
    Selling, general and
      administrative. . . . . . . .     13.8        11.6         40.4         34.6
                                      -------       -----       ------       ------
                                       147.3       132.9        437.4        389.7
                                      -------       -----       ------       ------

Income before income taxes
  and equity in net earnings of
  affiliated companies. . . . . . .     29.7        28.6         92.7         82.4

Income taxes. . . . . . . . . . . .     11.3        10.7         36.7         31.1
                                      -------      -----       ------        -----

Income before equity in net
  earnings of affiliated companies      18.4        17.9         56.0         51.3

Equity in net earnings of
  affiliated companies. . . . . . .      5.4         4.3         15.4         12.7
                                      -------      ------       ------        -----

Net income. . . . . . . . . . . . .   $ 23.8      $ 22.2       $ 71.4       $ 64.0
                                      ======      =======       ======      =======

Note - The consolidated balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.  All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods.  Operating results for the nine months ended
September 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1995.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  In Millions


ASSETS


                                          September 30        December 31
                                              1995                1994
                                           (Unaudited)
                                          ------------        -----------
Cash and cash equivalents . . . . . .    $      13.2        $      14.5


Trade receivables - net . . . . . . .           54.8               52.3

Property, plant and equipment
  Railcars and support facilities . .        1,895.6            1,857.4
  Tank storage terminals and pipelines       1,222.0            1,171.8
                                          -----------         -----------
                                             3,117.6            3,029.2

  Less - Allowances for depreciation        (1,331.3)          (1,274.3)
                                          -----------         -----------
                                             1,786.3            1,754.9

Due from GATX Corporation                      366.5              362.4



Investments in affiliated companies            211.2              182.1

Other assets                                    97.6              100.4
                                          -----------         -----------






TOTAL ASSETS                             $   2,529.6        $   2,466.6
                                          ===========        ==========




LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY


                                         September 30      December 31
                                             1995              1994
                                          (Unaudited)
                                         -------------     -----------
Accounts payable. . . . . . . . . .       $    94.2         $   106.4

Accrued expenses. . . . . . . . . .            40.7              35.7

Debt
    Short-term debt . . . . . . . .            85.5             129.4
    Long-term debt. . . . . . . . .           951.7             864.1
    Capital lease obligations . . .           115.2             121.8
                                         -----------         ---------
                                            1,152.4           1,115.3


Deferred income taxes                         280.6             271.3

Other deferred items                          231.4             234.5
                                          ----------          --------
  Total liabilities and deferred
    items                                   1,799.3           1,763.2

Shareholder's equity
  Common Stock - par value $1 per share;
  1,000 shares authorized, issued and
  outstanding (owned by GATX Corporation).        -                 -
Additional capital                            335.0             335.0
Reinvested earnings                           380.9             346.9
Cumulative foreign currency
  translation adjustment                       14.4              21.5
                                           ---------         ---------
Total shareholder's equity                    730.3             703.4

TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY             $ 2,529.6         $ 2,466.6
                                         ===========         =========


            GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                 STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                 Three Months Ended     Nine Months Ended
                                                    September 30          September 30
                                                -------------------     -----------------
                                                   1995      1994       1995        1994
                                                --------   -------    -------     -------
OPERATING ACTIVITIES
Net income                                      $   23.8   $  22.2    $  71.4     $  64.0
Adjustments to reconcile net income
  to net cash provided by operating activities:
Provision for depreciation and amortization         29.9      27.6       90.4        82.1
Deferred income taxes                                4.5       2.2       17.5         9.4
Other (includes working capital)                     4.6       (.1)     (22.4)       (6.1)
                                                 --------    -------   --------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         62.8      51.9      156.9       149.4

INVESTING ACTIVITIES
Additions to property, plant and equipment:
  Railcars and support facilities                 (147.6)    (80.1)    (312.8)     (191.3)
  Tank storage terminals and pipelines             (35.2)    (28.4)     (84.3)      (80.0)
Investments in affiliated companies                (25.2)        -      (25.8)          -
                                                 --------    ------   --------     --------
Capital additions                                 (208.0)   (108.5)    (422.9)     (271.3)
Proceeds from other asset dispositions             251.4     131.4      269.1       135.6
                                                 --------   -------   --------     -------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                            43.4      22.9     (153.8)     (135.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt               -      25.0      115.9        82.7
Repayment of long-term debt                        (17.6)    (12.0)     (28.5)      (30.7)
Net decrease in short-term debt                    (81.6)    (64.4)     (43.9)      (14.2)
Repayment of capital lease obligations              (2.6)     (2.8)      (6.5)       (4.9)
Cash dividends paid to GATX Corporation            (12.6)    (11.7)     (37.4)      (34.9)
Net increase (decrease) in amount due from GATX
  Corporation                                        7.3      (6.5)      (4.0)      (14.7)
                                                 --------    -------   --------     -------
  NET CASH USED IN FINANCING ACTIVITIES           (107.1)    (72.4)      (4.4)      (16.7)
                                                 --------    -------   --------     -------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                   $    (.9)  $   2.4    $  (1.3)    $  (3.0)
                                                =========  ========   ========    ========

                         MANAGEMENT'S DISCUSSION OF OPERATIONS

                        COMPARISON OF FIRST NINE MONTHS OF 1995
                            TO FIRST NINE MONTHS OF 1994

GENERAL

General American Transportation Corporation's (GATC's) net income for the first nine months of 1995 was $71 million compared to $64 million in the equivalent 1994 period. Gross income and net income each increased 12% as a result of strong performance at both of GATC's subsidiaries. GATC's railcar leasing and management subsidiary (Transportation) continued to operate at high utilization rates while adding significant numbers of railcars to its fleet. GATC's terminal and pipeline subsidiary (Terminals) reported strong pipeline results, incremental contributions from recently acquired terminals and increased income from international joint ventures; these operating improvements were offset by increased expenses on infrastructure upgrades and by a decline in overall petroleum inventory levels.

Cash provided by operating activities of $157 million increased $8 million from the first nine months of 1994. Net income adjusted for non-cash items generated $179 million of cash, up $24 million from the comparable 1994 period.

Capital additions of $423 million in the first nine months of 1995 increased $152 million from the first nine months of 1994. Transportation invested $307 million in the railcar fleet compared to $179 million in 1994; approximately $12 million was expended on the upgrade to the repair facilities each year. Terminals' capital spending of $104 million increased $24 million from the comparable period of 1994 which is primarily the result of the acquisition of an interest in a pipeline in the Northwest and the expansion of an existing pipeline in Central Florida. Full year 1995 capital spending is forecasted to exceed $500 million, although a portion of the 1995 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available financing sources.

Net cash proceeds from other asset dispositions in both 1995 and 1994 primarily consisted of the proceeds received from the sale leaseback of railcars at Transportation.

GATC had available unused committed lines of credit totaling $193 million at September 30, 1995. GATC has a $650 million shelf registration for pass through trust certificates and debt securities, under which $275 million of notes and $270 million of pass through trust certificates have been issued. During the quarter, GATC completed two sale leasebacks of GATC railcars totaling $250 million, $177 million of which was the debt portion.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

---------------------------------------------------------------

                           Nine Months Ended
(In Millions)                 September 30
                            1995       1994          Change
                           -----       ------    --------------
Gross Income               $266.4     $238.8    $  27.6     12%


Net Income                 $ 46.5     $ 40.7    $   5.8     14%

----------------------------------------------------------------

Transportation's gross income increased 12% from the comparable prior year period due to 6,400 additional railcars on lease as a result of the high level of railcar additions and increased utilization. In addition, lease rates were slightly higher. At quarter end, 60,900 railcars were on lease compared to 54,500 railcars a year ago. Domestic fleet utilization at September 30, 1995 was 95% compared to 93% a year ago.

Net income increased 14% from the first nine months of 1994 reflecting the higher revenues. In addition, higher income was generated from invested funds and a gain was recorded on the sale of a parcel of land in Mexico. Operating margins increased slightly as the growth in revenues exceeded the increase in fleet repair costs. Fleet repair costs increased 10% due to the increased fleet size and increased number of cars repaired, primarily at Transportation's service centers. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size and higher interest rates. SG&A increased 18% primarily as a result of increased compensation costs and expenses related to new operations in Mexico.


TERMINALS AND PIPELINES

----------------------------------------------------------------

                            Nine Months Ended
(In Millions)                 September 30
                            1995        1994         Change
                           ------      ------  ----------------
                                                <C.
Gross Income               $237.1      $220.3   $  16.8      8%


Net Income                 $ 24.9      $ 23.3   $   1.6      7%

----------------------------------------------------------------

Terminals' gross income increased 8% from the first nine months of 1994 reflecting incremental revenues from newly-acquired terminals and strong petroleum activity in the first half of 1995, especially in the Los Angeles market. Higher revenues at Terminals' two domestic pipelines were offset by the absence of revenues at the Wyco pipeline following its sale early this year.
 Capacity utilization at Terminals' wholly-owned facilities was 87% at the end of the third quarter compared to 94% a year ago, reflecting the effects of lower industry-wide petroleum inventory levels and tanks out of service for repairs and upgrades. Throughput for the nine months was 484 million barrels compared to 513 million barrels a year ago. The additional throughput at newly-acquired terminals was offset by the absence of throughput at Wyco; lower overall throughput reflects the mild winter, lower blending activity, refinery turnarounds, tanks out of service, and contract terminations with a large customer.

Net income of $25 million increased 7% from the first nine months
of 1994.   Higher revenues were partially offset by additional
operating expenses incurred due to improvements in information systems, asset upgrades and personnel training. Interest expense grew from financing recent acquisitions. Operating margins were slightly higher than last year. Earnings at the foreign affiliates of $11 million increased $2 million due to strong demand at the Spanish and Singapore terminals.

                     COMPARISON OF THIRD QUARTER 1995   TO
                            THIRD QUARTER 1994



GROSS INCOME

--------------------------------------------------------------

(In Millions)              Three Months Ended
                              September 30
     Business Segment        1995       1994        Change
 ------------------------   ------      -----   ---------------
Railcar Leasing and
  Management               $  90.8    $ 80.8   $ 10.0      12%
Terminals and Pipelines       77.7      76.4      1.3       2%

----------------------------------------------------------------

NET INCOME

---------------------------------------------------------------

(In Millions)              Three Months Ended
                               September 30
    Business Segment         1995       1994        Change
-----------------------     ------     ------   ---------------
Railcar Leasing and
  Management               $ 15.6      $ 14.0   $ 1.6       11%
Terminals and Pipelines       8.2         8.2       -        -

-----------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the nine-month periods.

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

GATC previously reported a decision in the matter of General American Transportation Corporation v. Cryo-Trans, Incorporated, permanently enjoining GATC from infringement of a patent in the construction and use of GATC's Arcticar [TM] cryogenically cooled railcar, and entering a judgment against GATC in the amount of $9.7 million. The judgment has been reduced to approximately $9 million and GATC has filed an appeal of the decision with the Federal Circuit Court of Appeals. Any additional costs which may result from the injunction are not considered to be material.

The provisional settlement previously reported with respect to the claims against GATC arising out of the July 1991 derailment near Dunsmuir, California, has been concluded.

Terminals has entered into an agreement with the United States
Environmental Protection Agency to pay $150,000 in civil penalties for its alleged failure to comply with state and federal statutes related to hazardous waste management associated with two rainwater collection ponds at its Taft, Florida, terminal.

Item 6.  Exhibits and Reports on Form 8-K                            Page

(a) 12   Statement regarding computation of ratio
         of earnings to fixed charges.                                 12

    27   Financial Data Schedule for General American
         Transportation Corporation for the quarter ended
         September 30, 1995. Submitted to the SEC along with the electronic submission of this Quarterly
         Report on Form 10-Q.

         Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b) GATC filed a Current Report on Form 8-K dated September 13, 1995, with respect to the offering of Pass Through Trust Certificates in connection with the sale leaseback of 1,668 railcars. Copies of the forms of the underlying documents entered into by GATC as part of this transaction and the related trust indentures were filed as part of the 8-K Report.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GENERAL AMERICAN TRANSPORTATION CORPORATION
                                 (Registrant)


                              /s/D. Ward Fuller
                           --------------------------
                                 D. Ward Fuller
                           President, Chief Executive
                               Officer and Director
                            (Duly Authorized Officer)



                             /s/Donald J. Schaffer
                           --------------------------
                                Donald J. Schaffer
                           Vice President, Finance and
                             Chief Financial Officer
Date: November 10, 1995

                                                                  Exhibit 12

      GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

           COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                               (UNAUDITED)

                    (In Millions, Except For Ratios)

                                               Three Months Ended     Nine Months Ended
                                                   September 30         September 30
                                                1995        1994       1995        1994
                                               ------      ------    -------     ------
Earnings available for fixed charges:
  Net income                                  $ 23.8      $ 22.2     $ 71.4      $ 64.0

Add (deduct):
  Income taxes                                  11.3        10.7       36.7        31.1
Equity in net earnings of affiliated
  companies, net of distributions
  received                                      (4.1)       (3.4)      (9.0)      (10.4)
Interest on indebtedness and
  amortization of debt discount and
  expense                                       25.1        20.2       75.4        58.0
Amortization of capitalized interest              .3          .3         .9          .9
Portion of rents representative of
  interest factor (deemed to be
  one-third)                                     5.2         3.5       14.0        10.4
                                              ---------    ------    -------      -----

Total earnings available for
  fixed charges                               $ 61.6      $ 53.5     $189.4      $154.0
                                             ========     =======    =======     ======
Fixed charges:
  Interest on indebtedness and
  amortization of debt discount
  and expense                                 $ 25.1      $ 20.2     $ 75.4      $ 58.0
Capitalized interest                              .8          .5        3.4         1.9
Portion of rents representative
  of interest factor (deemed to be
  one-third)                                     5.2         3.5       14.0        10.4
                                              -------     -------    ------      -------
Total fixed charges                           $ 31.1      $ 24.2     $ 92.8      $ 70.3
                                              ========    =======    =======     ======
Ratio of earnings to fixed
  charges (A)                                   1.98x       2.21x      2.04x       2.19x

(A) The ratios of earnings to fixed charges represent the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest on outstanding debt and capitalized interest, one-third (the proportion deemed representative of the interest factor) of rentals, and amortization of debt discount and expense. "Earnings" consist of consolidated net income before income taxes and fixed charges, less equity in net earnings of affiliated companies net of distributions received.

                                   -12-