Form 10-K405
period 1995-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1996-03-22
CIK 276478

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549


                                          Form 10-K
         X                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1995

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
    Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 8, 1996.

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

INDUSTRY SEGMENTS

                          RAILCAR LEASING AND MANAGEMENT

The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1995, its domestic fleet consisted of approximately 64,900 railcars, including 53,900 tank cars and 11,000 specialized freight cars, primarily Airslide covered hopper cars and plastic pellet cars. In addition, Transportation has approximately 1,500 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars.
Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 15 years.

The following table sets forth the approximate tank car fleet capacity of Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years:

                                                           Year Ended December 31,
                                                 -----------------------------------------
                                                  1995      1994     1993     1992    1991
                                                 -----     -----    -----    -----   -----
Tank car fleet capacity
  (in millions of gallons)                       1,176     1,090    1,024      993     977

Number of railcars added to domestic fleet       6,200     4,900    3,000    1,600   1,500

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, food products and minerals. For 1995, approximately 54% of railcar leasing revenue was attributable to shipments of chemical products, 21% to petroleum products, 18% to food products and 7% to other products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's domestic railcars as of December 31, 1995 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, the company provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic and one foreign service center, and 25 mobile trucks in 17 locations. Transportation also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, and many smaller companies. Of the approximately 207,000 tank cars owned and leased in the United States at December 31, 1995, Transportation had approximately 53,900. Principal competitive factors include price, service and availability.

                          TERMINALS AND PIPELINES

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals are also linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 28 terminals in 11 states, and eight terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1995, Terminals had a total storage capacity of 75 million barrels. This includes 55 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 13 million barrels of storage capacity in Europe and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly owned facilities was 85% at the end of 1995; throughput for the year was 655 million barrels.

For 1995, 75% of Terminals' revenue was derived from petroleum products, 23% from a variety of chemical products, and 2% from other products. Demand for Terminals' facilities is dependent in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves approximately 300 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 5% of Terminals' revenue. Customer service contracts are both short term and long term. Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminalling companies. The domestic public terminalling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminalling companies. In addition to public terminalling companies, oil and chemical companies also have significant storage capacity in their own private facilities. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

Trademarks, Patents and Research Activities
-------------------------------------------
Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

Customer Base
-------------
GATC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATC as a whole.

Employees
---------
GATC and its subsidiaries have approximately 2,000 active employees, of whom 36% are hourly employees covered by union contracts.

Item 2.  Properties
-------------------
Information regarding the location and general character of certain properties of GATC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance is leased.

Item 3.  Legal Proceedings
--------------------------
A railcar owned by Transportation was involved in a derailment near Dunsmuir, California, in July 1991 that resulted in a spill of metam sodium into the Sacramento River. Various lawsuits seeking damages in unspecified amounts have been filed against General American Transportation Corporation (GATC), or an affiliated company, most of which have been consolidated in the Superior Court of the State of California for the City and County of San Francisco (Nos. 2617 and 2620). GATC has now been dismissed by the class plaintiffs in those cases, and has resolved the claims of the plaintiffs who opted out of the class. There was one other case seeking recovery for response costs and natural resource damages: State of California, et al, vs. Southern Pacific, et al, filed in the Eastern District of California (CIV-S-92 1117). All other actions were consolidated with these two cases. GATC was also named as a potentially responsible party by the State of California with respect to the assessment and remediation of possible damages to natural resources which claim was also consolidated in the suit in the Eastern District of California. GATC has now entered into settlement agreements with the United States of America, the State of California, Southern Pacific and certain other defendants settling all material claims arising out of the above incident in an amount not material to GATC.

On July 14, 1995, a judgment in the amount of $9.7 million was entered against GATC by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans,
Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. That judgment has been reduced to approximately $9 million. GATC was also permanently enjoined from any further infringement of the patent as of August 1, 1995, subsequently extended to September 1, 1995. Of GATC's 65,000 railcar fleet, the injunction affected only 180 railcars, 80 of which were on lease and 100 on order. GATC has filed an appeal of the decision with the Federal Circuit Court of Appeals. Even in the event of an adverse decision on appeal, GATC does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATC.

Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842); Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604); Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269); Abrego, et al, v. Southern Pacific Transportation Corporation, et al, filed May 1990 in the County of Los Angeles (No. BC 000947) and settled November, 1995; Glaspie, et al, v. Southern Pacific Transportation, et al, filed May 1990 in the County of Los Angeles (No. BC002047) and settled November 1995; Burney, et al, v. Southern Pacific, et al, filed May 1990 in the County of Los Angeles (BC000876) and settled May, 95; Ledbetter, et al, v. City of San Bernardino, et al, filed May 1990 (No. 256173) and settled April,1995; Mary Washington v. Southern Pacific, et al, filed May 1990 (No. 256346); Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275936); Brooks, et al,
v. Southern Pacific, et al, filed May 1990 (No. 256176) and settled February 1994; Goldie, et al, v. Southern Pacific, et al, filed May 1990 and dismissed July 1993, appeal pending; Irby, et al, v. Southern Pacific, et al, (No. 255715) filed April 1990; Esparza, et al, v. Southern Pacific, et al, (No. 256433) filed May 1990 and settled February 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990; Nancy Washington, et al, v. Southern Pacific, et al, (No. 256435) filed May 1990. As Terminals' insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered to date, GATC believes that the likelihood of a material adverse effect on GATC's consolidated financial position or operations is remote.


Item 4.  Submission of Matters to a Vote of Security Holders

Not required.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

GATX Corporation owns all of the outstanding common stock of GATC.

Item 6.  Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GATC reported record net income of $94 million for 1995 compared to $87 million in 1994 and $74 million in 1993. The increase was due to record earnings at Transportation reflecting significant growth in the number of railcars on lease and higher income on invested funds. Terminals' net income decreased slightly from 1994's record level as capacity utilization declined at certain terminals. This resulted from lower worldwide petroleum storage demand, significantly lower utilization of tanks in the Northeast due to reduced buildup of heating oil inventories, and lower demand and price competition in Los Angeles. Chemical markets, pipelines and income from European terminal joint ventures remained strong.

Operating results at Transportation improved in 1994 due to significantly more railcars on lease. Terminals reported record earnings in 1994 as the result of increased utilization and throughput. Net income for 1993 was negatively impacted by a charge of $7 million for the cumulative increase in deferred income taxes as a result of the federal income tax rate increase from 34% to 35%. The impact of the tax rate change by segment is shown on page 36.

GROSS INCOME

Consolidated gross income for 1995 of $709 million exceeded 1994 revenue of $643 million and 1993 revenue of $602 million.

Transportation's gross income of $361 million increased $39 million from 1994. Rental revenues increased 12% due to the increase in the number of railcars on lease, higher average rental rates and new operations in Mexico. At the end of 1995, Transportation had 61,400 railcars on lease in the United States versus 56,500 a year ago. Domestic fleet utilization of 95% at the end of the year was slightly higher than the prior year due to the continued high demand for tank cars. Over 6,200 new and used railcars were added to the domestic fleet in 1995, which is 1,400 more than were added in 1994. In addition, 1,200 cars were leased in from the Mexican National Railroad. Fleet additions in 1996 are expected to be at lower levels than the exceptionally high level of railcars added in 1995.

Terminals' gross income of $313 million increased 3% over 1994 reflecting incremental revenues from newly-acquired terminals and strong petroleum activity in the first half of 1995, especially in the Los Angeles market. However, revenues in the latter part of the year were less than in 1994 as a result of lower worldwide petroleum storage demand, significantly lower utilization of tanks in the Northeast due to reduced buildup of heating oil inventories, and lower demand and price competition in Los Angeles. Revenues from chemical markets remained strong. Revenues at the two pipelines serving the Las Vegas and Orlando markets continue to increase as demand for clean products remains strong. The non-strategic Wyco pipeline was sold early in 1995. Capacity utilization at Terminals' wholly-owned facilities was 85% at the end of 1995 compared to 94% a year earlier, reflecting the effects of lower industry-wide petroleum inventory levels and tanks out of service for repairs and upgrades. Throughput was 655 million barrels compared to 671 million barrels the year before. Incremental throughput from newly-acquired terminals was offset by the absence of throughput at Wyco. Lower overall throughput reflected mild weather in early 1995, lower blending activity, refinery turnarounds, tanks out of service, and a contract termination with a large customer.

Transportation's 1994 gross income of $322 million increased $20 million from 1993. Rental revenues increased 7% attributable to an average of 3,000 additional railcars on lease and slightly higher average fleet rental rates. The level of fleet additions increased in response to improved demand for new tank cars, which was expected to continue in 1995. At the end of 1994, Transportation had 56,500 railcars on lease compared to 51,900 at the end of 1993 and fleet utilization was 95% compared to 93%.

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

COSTS AND EXPENSES

Operating expenses in 1995 increased $19 million or 7% over 1994. Transportation's operating expenses of $148 million increased $19 million over 1994 as a result of increased operating lease expense and increased fleet repair costs due to the expanded fleet size. Transportation continues to utilize sale leasebacks to finance its railcar additions. The leaseback is recorded as an operating lease which removes the asset and related liability from the balance sheet; the payments under the operating leases are recorded as operating lease expense. Fleet repair costs increased 11% over 1994 as a result of the increased fleet size and number of cars repaired, primarily at Transportation's service centers. Transportation's commitment to provide its customers with well maintained railcars, coupled with stricter maintenance standards in the industry and mandated inspection programs, will continue to increase repair costs. During the year, Transportation completed the major upgrade program for its four domestic service centers. This three year project was designed to control costs by improving the efficiency and productivity of the repair process and reducing the time a car is out of service. The number of cars repaired at GATC service centers increased 15% from last year. Average throughput days for a railcar in the repair shop has been reduced by almost 30% as a result of this project to approximately 32 days at year end. Terminals' 1995 operating costs of $164 million approximated 1994 levels.

Operating expenses in 1994 increased $21 million or 8% over 1993. Transportation's operating expenses of $129 million increased $10 million from 1993 as a result of the increased level of operating lease assets and increased fleet repair costs, partially offset by lower environmental expense. Fleet repair costs increased 10% over 1993 reflecting the increased number of cars repaired. Operating margins were in line with 1993. Terminals' 1994 operating costs of $164 million increased $11 million over the prior year. Operating expenses increased mainly due to higher repair and maintenance spending, higher environmental costs and other costs as a result of expanded operations. Operating margins increased 1% through revenue improvement while controlling costs.

Interest expense increased $21 million in 1995 to $99 million as the result of higher average debt balances to fund the growth of the business and higher interest rates. Interest expense at Transportation increased primarily due to the increased fleet size, investments in GATC service centers, and the new operations in Mexico. Interest expense grew at Terminals as additional debt was incurred to finance acquisitions as well as maintenance, regulatory and environmental expenditures. Environmental and maintenance spending continue to grow in keeping with GATC's commitment to improve terminalling assets and to operate its facilities in an environmentally responsible manner. The increase in interest rates had a minimal effect on results as assets are either match funded or offer repricing opportunities as lease contracts are renewed.

Interest expense decreased slightly in 1994 to $78 million primarily as a result of slightly lower average interest rates, partially offset by a higher average debt balance. A portion of the decrease in interest expense was offset by an increase in the operating lease rent component of operating expenses as a result of the sale leasebacks at Transportation.

The company continues to utilize interest rate swaps to better match the duration of the debt portfolio to the terms of the railcar leases and floating rate assets. The effect of the swaps was to reduce interest expense in 1995, 1994 and 1993.

The provision for depreciation and amortization increased $10 million from 1994 which in turn increased $7 million over 1993. Depreciation expense increased as result of the continued growth in assets and updated service centers.

Selling, general and administrative expenses of $55 million increased $8 million from 1994 due to increased employee costs, information systems costs, and consulting expenses. In addition, expenses increased related to new railcar operations in Mexico. SG&A increased $5 million in 1994 primarily due to expanded operations and higher training and information systems costs at Terminals.

Income tax expense of $47 million increased $4 million from 1994. The effective tax rate for 1995 and 1994 was 39% and 38%, respectively. The 1993 effective tax rate of 43% exceeded the statutory rate primarily as the result of the increase in deferred taxes due to the increase in the federal income tax rate from 34% to 35%. The effective tax rate for all years was higher than the statutory rate because of state taxes, minority interest, and nondeductible items.

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES

Equity in net earnings of affiliated companies of $20 million increased $3 million from 1994 which in turn increased $2 million from 1993. The increase in 1995 was due to strong chemical demand at Terminals' European and Singapore terminals and Transportation's Canadian railcar joint venture. Terminals' newly-acquired 25% interest in the Olympic Pipeline Company also contributed to the increase. The increase in 1994 was primarily due to higher equity earnings from certain European terminals as a result of improved results and favorable foreign exchange rates.

NET INCOME

Consolidated net income of $94 million in 1995 increased $7 million from 1994. Transportation's 1995 net income increased $8 million over 1994 reflecting the higher revenues, the increase in income generated from invested funds due to higher interest rates, and higher equity earnings from Transportation's Canadian affiliate. Operating margins improved slightly as the growth in revenues exceeded the increase in fleet repair costs and SG&A expense. Pressure on operating margins is expected to continue as higher standards of repair without compensating revenue increases characterize the industry today. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size, investments in GATC service centers, and the new operations in Mexico.

Terminals' 1995 net income decreased $1 million from 1994. Higher revenues, slightly improved operating margins and increased earnings from foreign affiliates were offset by higher SG&A and interest expenses. Overall, the continuing long-term focus on improving physical assets, information systems and people may constrain near-term earnings. Terminals' business environment at year end was characterized by continuing low distillate storage demand, historically low petroleum industry inventory levels, lower pricing due to increased competition and low refinery margins. This environment is expected to continue into 1996. Terminals plans to selectively acquire and construct facilities both domestically and overseas.

Consolidated net income of $87 million in 1994 increased $13 million from 1993 as a result of improved operating performance. In addition, net income for 1993 was reduced by a charge of $7 million for the cumulative increase in deferred income taxes. Transportation's 1994 income from operations increased 6% over 1993 due to significantly more railcars on lease. Increased rental income and lower environmental expense were partially offset by increased fleet repair costs, higher ownership costs and lower investment earnings. Ownership costs increased 9% primarily due to the high level of railcar additions. Terminals' 1994 income from operations increased 11% from 1993 reflecting higher revenues, slightly improved margins and increased earnings by its foreign affiliates which were partially offset by higher SG&A expenses.

ASSETS

Total assets at year end of $2.6 billion were $164 million higher than in 1994 as the high level of capital additions and investments in affiliates more than offset the depreciation of capitalized assets. GATC also utilizes additional railcars which are obtained through off-balance-sheet operating leases and therefore are not included on the balance sheet.

Net  property,  plant and  equipment  increased  $100  million to $1.9  billion.
Transportation invested $350 million in new and used railcars, $17 million in new operations in Mexico and $15 million in facility improvements, which were partially offset by $250 million of railcar sale leasebacks. As these leasebacks qualified as operating leases, the assets were removed from the balance sheet. Terminals invested $129 million for tank construction, facility improvements and expansion, and the acquisition of terminal facilities.

Investments in affiliated companies increased $39 million. New investments of $30 million included an additional investment in a European rail joint venture and the purchase of a 25% equity interest in the Olympic Pipeline Company. Equity income of $20 million was partially offset by $7 million of cash distributions and $4 million of unrealized translation losses and other charges.

LIABILITIES AND EQUITY

Total debt increased $118 million to fund a portion of the significant volume of capital additions made during the year.

Consolidated equity increased $37 million attributable to 1995 earnings of $94 million partially reduced by dividends paid to GATX Corporation of $48 million. The balance of the change is attributable to foreign currency translation adjustments.

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

Cash provided by operating activities in 1995 of $211 million increased $10 million compared to 1994. Net income adjusted for non-cash items generated $233 million of cash, up $24 million from 1994. Other generated $14 million less cash than in 1994 primarily as a result of a decrease in working capital.

Cash provided by operating activities in 1994 of $201 million decreased $5 million compared to 1993. Net income adjusted for non-cash items generated $209 million of cash, up $16 million from 1993. Other generated $22 million less cash in 1993 primarily as the result of a decrease in working capital.

Cash used in investing activities in 1995 decreased $32 million from 1994. Capital additions of $541 million increased $101 million from 1994. Transportation invested $365 million in its domestic railcar fleet; $28 million also was invested in international operations in Mexico and Europe in 1995. During the year, Transportation completed a major upgrade program for its four strategically located domestic service centers. Terminals' capital spending of $149 million was $6 million lower than in 1994. Spending in 1995 included the expansion or upgrading of several existing terminal facilities, including the expansion of an existing pipeline in Central Florida, and the acquisition of an interest in a pipeline in the Northwest. Proceeds from asset dispositions of $271 million in 1995, including $250 million of sale leasebacks of certain railcars at Transportation, increased $133 million from 1994. GATC has used sale leasebacks as a cost effective method of financing assets given GATX's alternative minimum tax position.

Cash used in investing activities in 1994 increased $181 million from 1993. Capital additions of $440 million were up $167 million from 1993. Transportation invested $264 million in the railcar fleet versus $171 million in the prior year; $18 million also was invested in a multi-year program to significantly upgrade its repair facilities versus $24 million in 1993. Terminals' capital spending of $154 million increased $77 million from 1993 and included the acquisition of six additional terminal facilities plus the expansion or upgrading of several existing terminal facilities. Proceeds from asset dispositions of $137 million in 1994 included a $130 million sale leaseback of certain railcars at Transportation.

Cash provided by financing activities was $58 million in 1995 compared to $104 million in 1994. GATC finances its capital additions through cash generated from operating activities, debt financings, and the sale leasebacks of railcars. During the year $200 million of long-term debt was issued and $92 million of long-term obligations were repaid. Short-term debt increased $15 million to a balance of $145 million.

Cash provided by financing activities was $104 million in 1994 compared to $79 million of cash used in financing activities in 1993. During 1994 $182 million of long-term debt was issued and $56 million of long-term obligations were repaid. Short-term debt increased by $25 million to a balance of $129 million.

GATC and GATX Terminals have revolving credit facilities. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. In 1995, GATC amended its credit facility to extend until 2000. Under the covenants of the commercial paper programs and rating agency guidelines, GATC must keep unused revolver capacity at least equal to the amount of commercial paper and money market lines outstanding. At December 31, 1995, GATC and its subsidiaries had available unused committed lines of credit amounting to $212 million.

In December 1995, a $650 million GATC shelf registration for pass through trust certificates and debt securities became effective; none had been issued at year end. At year end, GATC had $171 million of commitments to acquire assets, all of which are scheduled to fund in 1996.

Environmental Matters

Certain operations of GATC and its subsidiaries (collectively GATC) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATC is committed to protecting the environment, as well as complying with applicable environmental protection laws and regulations. GATC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATC's foreign operations are subject to environmental regulations in effect in each respective jurisdiction.

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

GATC's environmental reserve at the end of 1995 was $78 million and reflects GATC's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $14 million in 1995 and $27 million in 1994; 1994 included $13 million recorded in conjunction with terminal acquisitions. Expenditures charged to the reserve amounted to $16 million and $12 million in 1995 and 1994, respectively.

In 1995, GATC made capital expenditures of $18 million for environmental and regulatory compliance compared to $15 million in 1994. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $28 million in 1996. GATC anticipates it will make annual expenditures at a similar level over the next five years.

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

Item 13.  Certain Relationships and Related Transactions

Not required.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits  Page

 (a) (1)  Financial Statements

          The  consolidated  financial  statements  of General  American
            Transportation Corporation and its subsidiaries which are required in Item 8 are listed below:

          Statements of Consolidated Income and Reinvested Earnings--
            years ended December 31, 1995, 1994 and 1993................... 17
          Consolidated Balance Sheets--December 31, 1995 and 1994.......... 18
          Statements of Consolidated Cash Flows--
            years ended December 31, 1995, 1994 and 1993................... 20
          Notes to Consolidated Financial Statements....................... 21

     (2)  Financial Statement Schedules

          Schedule II   Valuation and Qualifying Accounts............... 37

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

PART IV

Item 14.Financial Statement Schedules, Reports on Form 8-K and Exhibits
(Cont'd)                                                                  Page


  (b)(1) GATC filed a Current Report on Form 8-K dated January 26, 1996, with respect to the Medium Term Notes, Series F. Copies of the forms of the underlying documents entered into by GATC as part of this transaction were filed as part of the Form 8-K Report.

     (2) GATC filed a Current Report on Form 8-K dated March 4, 1996 with respect to the offering of $100 million principal amount of 6-3/4% Notes due March 1, 2006. A copy of the Note entered into by GATC as part of this transaction was filed as part of the Form 8-K Report.

  (c)       Exhibit Index

Exhibit
Number          Exhibit Description                                        Page


   3A. Certificate of Incorporation of General American Transportation Corporation, incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 2-54754.

   3B. By-Laws of General American Transportation Corporation, as amended and restated as of June 15, 1994, incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 2-54754.

           Indenture dated October 1, 1987, incorporated by reference to 4A. Exhibit 4.1 to the GATC Registration Statement on Form S-3
           filed October 8, 1987, file number 33-17692; Indenture Supplement dated May 15, 1988, incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754. Second Supplemental
           Indenture dated as of March 15, 1990, incorporated by reference to GATC Quarterly Report on Form 10-Q for the quarter ended March 30, 1990, file number 2-54754. Third Supplemental Indenture dated as of June 15, 1990, incorporated by reference to GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, file number 2-54754. Fourth Supplemental Indenture dated as of January 15, 1996 filed with the SEC on Current Report on Form 8-K on January 26, 1996, file number 2-54754.

  4B. General American Transportation Corporation Notices 1 through 6 dated from November 6, 1987 through April 12, 1988 defining the rights of holders of GATC's Medium-Term Notes Series A issued during that period, incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754.

Exhibit
Number                         Exhibit Description                        Page

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

     4F. General American Transportation Corporation Notices 1 and 2 dated June 8, 1994 and Notices 3 through 6 dated June 17,
           1994, and Notices 7 through 11 dated July 18, 1994, defining the rights of the holders of GATC's Medium-Term Notes Series E issued during those periods. Notices 1 through 6 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and Notices 7 through 11 are incorporated herein by reference to the Form 424(b)(5) dated July 18, 1994, file number 2-54754.

Exhibit
Number              Exhibit Description                                   Page

     4G. General American Transportation Corporation Notices 12 through 14 dated February 24, 1995, Notices 15 through 20 dated May 11, 1995, amended May 24, 1995, and Notices 21 through 30 dated from November 8, 1995 through November 13, 1995 defining the rights of the holders of GATC's Medium-Term Notes Series E issued during those periods. Notices 12 through 14 are incorporated by reference to the Form 424(b)(5) dated February 24, 1995, Notices 15 through 20 are incorporated by reference to the Form 424(b)(5) dated May 11, 1995, and Notices 21 through 30 are incorporated by reference to the Form 424(b)(5) dated from November 8, 1995 through November 13, 1995, file number 2-54754.

    4H. Form of 8-5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file number 2-54754.

    4I. Form of 6-3/4% Note due March 1, 2006 filed with the SEC on Current Report on Form 8-K on March 4, 1996, file number 2-54754.

   10A. Third Amended and Restated Revolving Credit Agreement for GATC dated as of March 31, 1994, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended March 31, 1994, file number 2-54754. Amendment Number 1 thereto dated as of April 21, 1995; submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

   10B. Revolving Credit Facility Agreement for GATX Terminals Limited as borrower and GATC as guarantor dated as of July 13, 1993, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended September 30, 1993, file number 2-54754. Amendment effective June 30, 1994 and amendment dated June 19, 1995; submitted to the SEC along with the electronic submission of this Report on Form 10-K.

   12.     Statement regarding computation of ratios of earnings to fixed
           charges.                                                         38

   23.     Consent of Independent Auditors                                  39

   27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1995, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.

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


                          GENERAL AMERICAN TRANSPORTATION CORPORATION
                                  (Registrant)



                                   /s/D. Ward Fuller
                            ---------------------------------
                                       D. Ward Fuller
                             President, Chief Executive Officer
                                         and Director
                                        March 22, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/D. Ward Fuller                                 /s/David M. Edwards
-----------------------------------             -----------------------------
       D. Ward Fuller                                 David M. Edwards
President, Chief Executive Officer                        Director
        and Director                                  March 22, 1996
       March 22, 1996


    /s/Donald J. Schaffer                            /s/David B. Anderson
----------------------------------              -----------------------------
      Donald J. Schaffer                              David B. Anderson
Vice President, Finance and Chief                         Director
       Financial Officer                               March 22, 1996
        March 22, 1996


   /s/Ronald H. Zech
-------------------------------
      Ronald H. Zech
         Director
       March 22, 1996

REPORT OF INDEPENDENT AUDITORS


Board of Directors
General American Transportation Corporation



We have audited the consolidated financial statements and related schedule of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation for the year ended December 31, 1995. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, it is our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                   ERNST & YOUNG LLP


Chicago, Illinois
January 23, 1996


            GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

             STATEMENTS OF CONSOLIDATED INCOME AND REINVESTED EARNINGS
                                   (In Millions)



                                                            Year Ended December 31
                                                    ------------------------------------
                                                      1995          1994           1993
                                                    -------       -------        -------

Gross income                                        $709.2        $642.6         $601.7

Costs and expenses
   Operating expenses                                312.2         293.0          271.9
   Interest                                           99.4          78.3           78.8
   Provision for depreciation and amortization       121.4         111.8          104.9
   Selling, general and administrative                55.2          46.7           41.5
                                                    ------        ------         ------
                                                     588.2         529.8          497.1
                                                    ------        ------         ------
Income before income taxes and equity in net
  earnings of affiliated companies                   121.0         112.8          104.6

Income taxes                                          47.2          42.7           45.1
                                                    ------        ------         ------
Income before equity in net earnings of
  affiliated companies                                73.8          70.1           59.5

Equity in net earnings
  of affiliated companies                             20.1          16.9           14.6
                                                    ------        ------         ------

Net income                                            93.9          87.0           74.1

Reinvested earnings at beginning of year             346.9         306.5          275.7

Dividends paid to GATX Corporation                   (48.1)        (46.6)         (43.3)
                                                    ------        ------         ------

Reinvested earnings at end of year                  $392.7        $346.9         $306.5
                                                    ======        ======         ======


See notes to consolidated financial statements.


             GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (In Millions)


                                                               December 31
                                                        ------------------------
                                                          1995             1994
                                                        ------            ------
ASSETS

Cash and cash equivalents                              $    13.4        $    14.5


Trade receivables--net                                      64.8             52.3


Property, plant and equipment:
   Railcars and support facilities                       1,945.1          1,857.4
   Tank storage terminals and pipelines                  1,242.3          1,171.8
                                                        --------         --------
                                                         3,187.4          3,029.2

   Less - Allowance for depreciation                    (1,332.3)        (1,274.3
                                                        --------         --------
                                                         1,855.1          1,754.9


Due from GATX Corporation                                  373.9            362.4


Investments in affiliated companies                        221.2            182.1


Other assets                                               102.6            100.4
                                                        --------         --------

TOTAL ASSETS                                           $ 2,631.0        $ 2,466.6
                                                        ========         ========



See notes to consolidated financial statements.


                                                                  December 31
                                                         ----------------------------
                                                            1995               1994
                                                         ---------          ---------
LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDER'S EQUITY

Accounts payable                                         $    89.9         $   106.4

Accrued expenses                                              36.4              35.7

Debt
   Short-term debt                                           144.8             129.4
   Long-term debt                                            972.9             864.1
   Capital lease obligations                                 115.1             121.8
                                                          --------          --------
                                                           1,232.8           1,115.3

Deferred income taxes                                        281.1             271.3

Other deferred items                                         250.0             234.5
                                                          --------          --------

       Total liabilities and deferred items                1,890.2           1,763.2



Shareholder's equity
   Common Stock--par value $1 per share,
       1,000 shares authorized, issued and
       outstanding (owned by GATX Corporation)                   -                 -
   Additional capital                                        335.0             335.0
   Reinvested earnings                                       392.7             346.9
   Cumulative foreign currency
        translation adjustment                                13.1              21.5
                                                          --------          --------

        Total shareholder's equity                           740.8             703.4
                                                          --------          --------

TOTAL LIABILITIES, DEFERRED ITEMS
   AND SHAREHOLDER'S EQUITY                              $ 2,631.0         $ 2,466.6
                                                         =========         =========



                GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                      (In Millions)

                                                                               Year Ended December 31
                                                                        ----------------------------------------
                                                                          1995            1994            1993
                                                                        ---------       ---------       --------
OPERATING ACTIVITIES
   Net income                                                           $    93.9       $   87.0        $  74.1
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Provision for depreciation
              and amortization                                              121.4          111.8          104.9
          Deferred income taxes                                              18.2           10.7           14.5
   Other (includes working capital)                                         (22.3)          (8.7)          13.0
                                                                        ---------       --------        --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                              211.2          200.8          206.5


INVESTING ACTIVITIES
   Additions to property, plant & equipment:
     Railcars and support facilities                                       (382.0)        (281.8)        (195.3)
     Tank storage terminals and pipelines                                  (128.9)        (144.9)         (75.9)
   Investments in affiliated companies                                      (30.3)         (13.1)         ( 1.9)
                                                                        ---------       --------        --------
       Capital additions                                                   (541.2)        (439.8)        (273.1)
   Proceeds from asset dispositions                                         270.7          137.3          151.6
                                                                        ---------       --------        --------

     NET CASH USED IN INVESTING ACTIVITIES                                 (270.5)        (302.5)        (121.5)


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                 200.4          182.4           63.3
   Repayment of long-term debt                                              (91.5)         (50.7)         (58.8)
   Net increase (decrease) in short-term debt                                15.4           25.2          (29.1)
   Repayment of capital lease obligations                                    (6.5)          (4.9)          (8.1)
   Cash dividends paid to GATX Corporation                                  (48.1)         (46.6)         (43.3)
   Net (increase) in amount due from GATX Corporation                       (11.5)           (.9)          (2.8)
                                                                        ---------       --------        --------

     NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                                              58.2          104.5          (78.8)
                                                                        ---------       --------        --------


NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                               $    (1.1)      $    2.8       $    6.2
                                                                        =========       ========       =========

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

                   Railcars                                         20-33 years
                   Buildings, leasehold improvements,
                       storage tanks, and pipelines                  5-40 years
                   Machinery and related equipment                   3-25 years

Goodwill: GATC has classified as goodwill the cost in excess of the fair value of net assets acquired. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. GATC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business. Goodwill, net of accumulated amortization of $2.7 million and $2.2 million, was $18.3 million and $19.5 million as of December 31, 1995 and 1994, respectively. Amortization expense was $.5 million for each of 1995, 1994, and 1993.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $141.3 million at December 31, 1995.

Other   Deferred   Items:   Other   deferred   items  include  the  accrual  for
postretirement benefits other than pensions; environmental, general liability and workers' compensation reserves; and other deferred credits.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

Off-Balance-Sheet-Financial Instruments: GATC uses interest rate and currency swaps, forwards and similar contracts to set interest and exchange rates on existing or anticipated transactions. These instruments qualify for hedge accounting. Fair values of GATC's off-balance-sheet financial instruments
(futures, swaps, forwards, options and purchase commitments) are based on current market prices, settlement values or fees currently charged to enter into similar agreements. The fair values of the hedge contracts are not recognized in the financial statements. Net amounts paid or received on such contracts are recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

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

Foreign Currency Translation: The assets and liabilities of GATC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. Incremental unrealized translation gains (losses) recorded in the cumulative foreign currency translation adjustment account were $(8.4) million, $19.1million and $(5.8) million during 1995, 1994, and 1993, respectively.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

Reclassifications: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

NOTE B--ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in property, plant and equipment are classified as operating leases.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 1995 were (in millions):

             1996                                      $  457.2
             1997                                         332.0
             1998                                         242.6
             1999                                         171.9
             2000                                         105.4
             Years thereafter                             363.2
                                                       --------
                                                       $1,672.3
                                                       ========

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Property, plant and equipment includes cost and related allowances for depreciation of $152.8 million and $76.5 million, respectively, at December 31, 1995 and $153.1 million and $70.0 million, respectively, at December 31, 1994 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale leasebacks which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1995, 1994, and 1993 was $65.1 million, $50.3 million, and $39.8 million, respectively.

Minimum future rental payments: Future minimum rental payments due under noncancellable leases at December 31, 1995 were (in millions):

                                                    Capital           Operating
                                                     Leases             Leases
                                                   ---------          ---------
            1996                                   $    17.0          $    53.3
            1997                                        17.5               61.5
            1998                                        17.3               63.0
            1999                                        17.3               58.4
            2000                                        17.2               59.2
            Years thereafter                            98.7            1,033.1
                                                   ---------          ---------
                                                       185.0          $ 1,328.5
                                                                      =========
            Less - Amount representing interest        (69.9)
                                                   ---------
            Present value of future
              minimum capital lease payments       $   115.1
                                                   =========
The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Interest expense on the above capital lease obligations was $10.6 million in 1995, $11.3 million in 1994, and $11.8 million in 1993.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE C--ADVANCES TO/FROM PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $34.8 million in 1995, $17.4 million in 1994, and $18.4 million in 1993. Interest expense on advances from GATX to GATC was $6.2 million in 1995, $1.8 million in 1994, and $2.2 million in 1993. These advances have no fixed maturity date. Interest income/expense on advances to/from GATX were based on an interest rate which is adjusted annually in accordance with an estimate of short-term borrowing rates and averaged 7.45% in 1995, 4.09% in 1994, and 4.30% in 1993.

NOTE D--INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 20 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These investments are in businesses similar to GATC's operations. They include Canadian and European railcar leasing and foreign and domestic tank storage terminals and pipelines. Distributions received from such jointly-owned companies were $7.3 million, $2.6 million, and $3.1 million in 1995, 1994, and 1993, respectively.

Summarized operating results for all affiliated companies in their entirety were (in millions):

                                                   For the Year
                                        ----------------------------------
                                         1995         1994           1993
                                        ------       ------         ------
            Revenues                  $233.8         $206.8         $176.8
            Net income                  44.0           35.7           32.4

Summarized balance sheet data for all affiliated companies in their entirety were (in millions):

                                                        December 31
                                                  ----------------------
                                                    1995           1994
                                                  -------        -------
            Total assets                           $868.0         $773.2
            Long-term liabilities                   347.6          339.0
            Other liabilities                       151.5           97.8
                                                  -------        -------
            Shareholder's equity                   $368.9         $336.4
                                                  =======        =======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE E--FOREIGN OPERATIONS

GATC has a number of investments in subsidiaries and affiliated companies which are located in or derive income from foreign countries. Foreign entities contribute significantly to equity in net earnings of affiliated companies. The foreign identifiable assets are primarily investments in affiliated companies; and a United Kingdom terminalling operation and a Mexican railcar operation, which are fully consolidated.

GROSS INCOME (IN MILLIONS)              1995            1994          1993
--------------------------            --------         -------       -------
Foreign                               $   35.5         $  30.6       $  26.5
United States                            673.7           612.0         575.2
                                      --------         -------       -------
                                      $  709.2         $ 642.6       $ 601.7
                                      ========         =======       =======

INCOME BEFORE INCOME TAXES AND
EQUITY IN NET EARNINGS OF AFFILIATED
COMPANIES (IN MILLIONS)                 1995            1994          1993
---------------------------------    --------         --------       -------
Foreign                              $    .7          $    2.8       $   2.7
United States                          120.3             110.0         101.9
                                     --------         --------       -------
                                     $ 121.0          $  112.8       $ 104.6
                                     ========         ========       =======

EQUITY IN NET EARNINGS OF
AFFILIATED COMPANIES (IN MILLIONS)          1995            1994          1993
---------------------------------         -------         -------      -------
Foreign                                   $  19.6         $  16.9      $  14.6
United States                                  .5               -            -
                                          -------         -------      -------
                                          $  20.1         $  16.9      $  14.6
                                          =======         =======      =======


IDENTIFIABLE ASSETS (IN MILLIONS)         1995           1994          1993
--------------------------------       --------       --------      --------

Foreign                                $  318.2       $  273.1      $  212.6
United States                           2,312.8        2,193.5       2,003.0
                                       --------       --------      --------
                                       $2,631.0       $2,466.6      $2,215.6
                                       ========       ========      ========

Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an increase or decrease to the unrealized foreign currency translation account.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE F--SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt and its weighted average interest rate as of year end were (in millions):

                                                   December 31
                                      --------------------------------------
                                            1995                  1994
                                      Amount      Rate       Amount     Rate
                                      -------    -------     ------   -------
Commercial paper                      $  44.6      6.02%     $ 60.0      6.15%
Other short-term borrowings             100.2      6.41        69.4      5.99
                                      -------                ------
                                      $ 144.8                $129.4
                                      =======                ======

Under a revolving credit agreement with a group of banks, GATC may borrow up to $250.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement GATC met its requirement to maintain a minimum net worth of $573.4 million at December 31, 1995. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $44.6 million of commercial paper outstanding. GATC had borrowings of $62.9 million under unsecured money market lines. Also, GATX Terminals has a revolving credit agreement of (pound)28.0 million of which (pound)4.0 million was available at year end.

Interest expense on short-term debt was $8.5 million in 1995, $6.2 million in 1994, and $4.2 million in 1993.

NOTE G--LONG-TERM DEBT

Long-term debt consisted of (in millions):

                                                                December 31
                                   Interest      Final        ----------------
                                    Rates      Maturity       1995        1994
Fixed Rate:                       ----------   ---------     ------      ------
    Term notes                    5.16%-10.8%   1996-2007    $885.0      $776.2
    Industrial revenue bonds      6.625-7.3     2019-2024      87.9        87.9
                                                             ------      ------
                                                             $972.9      $864.1
                                                             ======      ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

Maturities of GATC's long-term debt as of December 31, 1995 for each of the years 1996 through 2000 were (in millions):

                                    Year             Amount

                                    1996              $ 66.0
                                    1997                65.0
                                    1998                81.0
                                    1999                84.0
                                    2000               103.1

Interest cost incurred on long-term debt, net of capitalized interest, was $74.1 million in 1995, $59.0 million in 1994, and $60.5 million in 1993. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $4.6 million in 1995, $2.7 million in 1994, and $2.4 million in 1993. A loss of $.3 million was recorded on the early retirement of debt in 1994.

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GATC enters into various types of transactions that involve financial instruments with off-balance-sheet risk which are used to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1995 GATC had the following off-balance sheet financial instruments (in millions):
                                                Pay        Recieve
Interest Rate Swaps                  Amount  Rate/Index    Rate/Index   Maturity
---------------------               -------  ----------  ------------- ---------
GATC pays fixed, receives floating   $765.5  4.7%-7.585%     LIBOR     1996-2000
GATC pays floating, receives fixed    850.0     LIBOR    6.205%-7.646% 2003-2006


Currency Forwards               Deliver         Purchase     Maturity
-----------------              --------     --------------   ---------

Singapore dollar forwards       $   7.1     10.0 Singapore      1996

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

GATC had the following interest rate hedge activity (in millions):

                                           Pay                 Pay
Interest Rate Swaps                       Fixed             Floating
--------------------                     -------           ---------
Balance at January 1, 1994                $400.0            $500.0

Additions                                  200.0             100.0
Maturities                                (100.0)                -
                                         -------            -------
Balance at December 31, 1994               500.0             600.0

Additions                                  365.5             250.0
Maturities                                (100.0)                -
                                         -------            -------
Balance at December 31, 1995              $765.5            $850.0
                                         =======            ======

GATC manages its assets and liabilities using interest rate swaps and on occasion uses interest rate forwards for anticipated transactions. Interest rate swaps are utilized to better match the duration of GATC's debt portfolio to the duration of its railcar leases. Railcar assets are financed with long-term fixed rate debt or through sale leasebacks. However, the railcar assets are placed on lease with average new lease terms of 5 years; the average renewal term is 3 years. Rents are fixed over these lease terms. Interest rate swaps effectively convert GATC's long-term fixed rate debt to fixed rate debt with maturities of 3 months to 3 years. Through the swap program, railcar lease rates are expected to better reflect GATC's interest costs. At GATX Terminals Limited, an interest rate swap is used to fix the interest rate on a portion of its floating rate debt.

In its swaps, GATC agrees to exchange, at specific intervals the difference between fixed and floating rate interest amounts calculated on an agreed upon notional principal amount. The swaps have in effect converted $84.5 million of long-term fixed rate debt into floating rate debt and $765.5 million of long-term fixed rate debt into 1-3 year fixed rate debt.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is an estimate of the amount the company would receive or pay to terminate the swap agreement; at December 31, 1995, GATC would receive $27.1 million if the swaps were terminated. At December 31, 1994, GATC would have paid $45.2 million if the swaps were terminated at that time.

In conjunction with the financing of the purchase of an interest in a joint venture, GATX Terminals has a forward contract to deliver 10.0 million Singapore dollars in exchange for $7.1 million. The gain or loss from the final settlement will be used to offset any gain or loss from the underlying transaction.

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

NOTE I--FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of GATC's financial instruments that were recorded on the balance sheet at year end (in millions):

                                                   December 31
                                 ----------------------------------------------
                                          1995                    1994
                                 ----------------------   ---------------------
                                 Carrying      Fair      Carrying        Fair
                                  Amount       Value      Amount        Value
                                 --------     ---------  --------      --------
Assets:
    Cash and cash equivalents    $  13.4      $   13.4    $  14.5     $  14.5
    Trade receivables-net           64.8          64.8       52.3        52.3
    Due from GATX Corporation      373.9         373.9      362.4       362.4

Liabilities:
    Accounts payable                89.9          89.9      106.4       106.4
    Short-term debt                144.8         144.8      129.4       129.4
    Long-term debt - fixed         972.9       1,085.2      864.1       883.3

The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, trade receivables, accounts payables and short-term debt are carried at cost which approximates fair value because of the short maturity of those instruments.

The carrying amounts reported in the balance sheet for the Due from GATX Corporation approximate fair value.

The fair value of fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the note term and market interest rate based on GATC's current incremental borrowing rates for similar borrowing arrangements.

NOTE J--PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $3.5 million in 1995, $6.6 million in 1994, and $6.7 million in 1993.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for 1995, 1994, and 1993 was $3.1 million, $2.6 million, and $3.4 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

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

Net  periodic   postretirement  cost  includes  the  following   components  (in
millions):

                                                 1995         1994        1993
                                                --------     --------   --------

    Current service cost                        $   .4      $  .4      $   .3
    Interest cost on accumulated
      postretirement benefit obligation            4.2        4.7         5.9
                                                -------     ------     -------
    Net periodic postretirement benefit cost    $  4.6      $ 5.1      $  6.2
                                                =======     ======     =======
    Discount rate                                 7.75%      7.75%        8.5%
                                                =======     ======     =======
                                      -30-

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONT'D)

The following table sets forth the amounts recognized in GATC's consolidated balance sheet (in millions):

                                                                December 31
                                                             1995          1994
                                                           -------       -------

         Accumulated postretirement benefit obligation
            Retirees                                       $48.2          $55.3
            Fully eligible active plan participants          2.5            2.6
            Other active plan participants                   4.8            4.5
                                                           -------       -------
         Total accumulated
             postretirement benefit obligation              55.5           62.4

         Unrecognized gain                                   9.1            1.2
                                                           -------       -------
         Accrued postretirement benefit liability          $64.6          $63.6
                                                           ======        ======

The accrued postretirement benefit liability was determined using an assumed discount rate of 7.75% for 1995 and 1994.

For measurement purposes, blended rates ranging from 9% decreasing to 5% over the next two years and remaining at that level thereafter were used for the increase in the per capita cost of covered health care benefits. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $3.7 million and would increase aggregate service and interest cost components of net periodic postretirement benefit cost by $.3 million per year.


NOTE L--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

Significant components of GATC's deferred tax liabilities and assets were (in millions):

                                                                December 31
                                                            ------------------
                                                             1995        1994
                                                            ------      ------
Deferred tax liabilities:
  Book/tax basis differences due to depreciation            $329.4      $323.6
  Other                                                       30.1        31.0
                                                            ------      ------
   Total deferred tax liabilities                            359.5       354.6

Deferred tax assets:
  Accruals not currently deductible for tax purposes          34.4        34.7
  Postretirement benefits other than pensions                 22.8        22.4
  Lease accounting                                            19.4        14.4
  Other                                                        1.8        11.8
                                                            ------      ------
    Total deferred tax assets                                 78.4        83.3
                                                            ------      ------
Net deferred tax liabilities                                $281.1      $271.3
                                                            ======      ======

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

Income taxes consisted of (in millions):
                                                For the Year
                                        1995          1994             1993
                                      -------         -------       -------
   Current-
      Domestic:
         Federal                      $  26.7        $  30.1        $ 29.6
         State and local                  2.2            1.7            .7
                                      -------         -------       -------
                                         28.9           31.8          30.3
      Foreign                              .1             .2            .3
                                      -------         -------       -------
                                         29.0           32.0          30.6
   Deferred-
      Domestic:
         Federal                         16.7            8.4          12.1
         State and local                  1.0            1.5           2.4
                                      -------         -------       -------
                                         17.7            9.9          14.5
       Foreign                             .5             .8             -
                                      -------         -------       -------
                                         18.2           10.7          14.5

   Income tax expense                 $  47.2        $  42.7        $ 45.1
                                      =======        =======        =======

   Income taxes paid                  $  26.9        $  31.9        $ 28.0
                                      =======        =======        =======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:
                                                        For the Year
                                              ----------------------------
                                               1995      1994       1993
                                              -----      -----      -----
  Federal statutory income tax rate           35.0%      35.0%      35.0%
  Add (deduct) effect of:
      Minority interest                        2.0         .9         .8
      State income taxes                       1.7        1.9        1.9
      Purchase accounting adjustments            -         .3        2.1
      Tax rate increase on deferred taxes        -          -        6.4
      Other                                     .3        (.3)      (3.1)
                                              -----      -----      -----
                                              39.0%      37.8%      43.1%
                                              =====      =====      =====


NOTE M--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GATC's revenues are derived from a wide range of industries and companies. However, approximately 80% of total consolidated revenues are generated from the transportation or storage of products for the chemical and petroleum industries.

Under its lease agreements, GATC retains legal ownership of the asset except when such assets have been financed by sale leasebacks. GATC performs credit evaluations prior to approval of a lease contract. Subsequently, the creditworthiness of the customer is monitored on an ongoing basis. GATC maintains an allowance for possible losses to provide for potential losses should customers become unable to discharge their obligations to GATC.

At December 31, 1995 GATC had firm commitments to acquire railcars and to upgrade facilities totaling $171 million.

GATC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that such liability to be paid by GATC is not likely to be material to GATC's consolidated financial position or results of operations.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS

GATC is engaged in the following businesses:

Railcar Leasing and Management represents General American Transportation Corporation and its foreign subsidiaries and affiliates (Transportation), which lease and manage tank cars and other specialized railcars.

Terminals and Pipelines represents GATX Terminals Corporation and its domestic and foreign subsidiaries and affiliates (Terminals), which own and operate tank storage terminals, pipelines and related facilities.

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

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                                     (In millions)
                                                1995         1994       1993
                                             ---------    ---------   -------

Gross Income:
-------------
   Railcar Leasing and Management            $   360.9    $   322.1   $ 302.2
   Terminals and Pipelines                       313.4        303.1     281.1
                                             ---------    ---------   -------
         Subtotal                                674.3        625.2     583.3

   Intersegment amounts
   with other GATX segments                       34.9         17.4      18.4
                                             ---------    ---------   -------
CONSOLIDATED                                 $   709.2    $   642.6   $ 601.7
                                             =========    =========   =======

Income Before Income Taxes and Equity
  in Net Earnings of Affiliated Companies:
------------------------------------------
  Railcar Leasing and Management             $    90.7    $   79.6    $  74.4
  Terminals and Pipelines                         30.3        33.2       30.2
                                             ---------    ---------   -------
CONSOLIDATED                                 $   121.0    $  112.8    $ 104.6
                                             =========    =========   =======

Equity in Net Earnings
  of Affiliated Companies:
---------------------------
   Railcar Leasing and Management            $     5.4    $    4.7    $   4.5
   Terminals and Pipelines                        14.7        12.2       10.1
                                             ---------    ---------   -------
CONSOLIDATED                                 $    20.1    $   16.9    $  14.6
                                             =========    =========   =======

Net Income:
-----------
   Railcar Leasing and Management            $    62.9    $   55.1    $  47.6
   Terminals and Pipelines                        31.0        31.9       26.5
                                             ---------    ---------   -------
CONSOLIDATED                                 $    93.9    $   87.0    $  74.1(A)
                                             =========    =========   =======


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


                                             Income
                                   Net       Before Tax     Tax Rate    Net
                                   Income    Rate Change    Change(A)   Income
                                 ---------   -------------  ----------  ------
In Millions                         1994                      1993
------------                     ---------   ----------------------------------
Railcar Leasing and Management   $  55.1     $  51.9      $  (4.3)     $  47.6
Terminals and Pipelines             31.9        28.8         (2.3)        26.5

CONSOLIDATED                     $  87.0     $  80.7      $  (6.6)     $  74.1

(A) Effect of tax rate change on pre-1993 deferred taxes.

                                                         (In Millions)
                                                   1995       1994      1993
                                                --------    --------   --------
Identifiable Assets:
   Railcar Leasing and Management               $2,041.9    $1,882.8   $1,701.0
   Terminals and Pipelines                       1,101.5     1,022.5      872.5
   Other                                             1.0          .6        1.0
                                                --------    --------   --------
                                                 3,144.4     2,905.9    2,574.5
   Intersegment amounts                           (513.4)     (439.3)    (358.9)
                                                --------    --------   --------
CONSOLIDATED                                    $2,631.0    $2,466.6   $2,215.6

Capital Additions:
   Railcar Leasing and Management               $  392.6    $  285.4   $  195.3
   Terminals and Pipelines                         148.6       154.4       77.8
                                                --------    --------   --------
CONSOLIDATED                                    $  541.2    $  439.8   $  273.1

Provision for Depreciation and Amortization:
   Railcar Leasing and Management               $   76.1    $   68.3   $   63.9
   Terminals and Pipelines                          45.3        43.5       41.0
                                                --------    --------   --------
CONSOLIDATED                                    $  121.4    $  111.8   $  104.9

Interest Expense:
   Railcar Leasing and Management               $   92.2    $   70.0   $   69.6
   Terminals and Pipelines                          46.4        39.7       39.0
                                                --------    --------   --------
                                                   138.6       109.7      108.6
     Intersegment amounts                          (39.2)      (31.4)     (29.8)
                                                --------    --------   --------
CONSOLIDATED                                    $   99.4    $   78.3   $   78.8



                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                  GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                                          (In Millions)



-------------------------------------------------------------------------------------------------------------------


            COL. A                        COL. B       COL. C          COL. D           COL. E          COL. F

-------------------------------------------------------------------------------------------------------------------


                                                                 ADDITIONS
                                        Balance at     Charged to     Charged to                       Balance
                                        Beginning      Costs and      Other Accounts- Deductions-      at End
   DESCRIPTION                          of Period      Expenses       Describe           Describe      of Period
----------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
    Allowance for possible losses
       in collection of trade
       receivables - Note A             $  5.4         $   .1         $   1.2(B)         $   1.3(C)    $   5.4

Year ended December 31, 1994:
    Allowance for possible losses
       in collection of trade
       receivables - Note A             $  5.8         $   .1         $     -            $    .5(C)    $   5.4

Year ended December 31, 1993:
     Allowance for possible losses
        in collection of trade
        receivables - Note A            $  5.8         $  .3          $     -            $   .3(C)     $   5.8


Note A - Deducted from asset  accounts.
Note B - Transfer from other  accounts.
Note C - Uncollectible accounts charged off.


                                                                                                                          EXHIBIT 12

                                        GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                             COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                                       (In Millions Except For Ratios)



                                                       1995         1994         1993          1992         1991
                                                      -------      -------      -------       -------      -------

Earnings available for fixed charges:
   Net Income                                         $  93.9      $  87.0      $  74.1       $  66.1      $  74.2

   Add (deduct):
      Income taxes                                       47.2         42.7         45.1          31.7         29.0
      Cumulative effect of accounting changes               -            -            -           6.7            -
      Equity in net earnings of affiliated
        companies, net of distributions received        (12.8)       (14.2)       (11.5)        (13.2)       (11.5)
      Interest on indebtedness and amortization
        of debt discount and expense                     99.4         78.3         78.8          96.0        100.7
      Amortization of capitalized interest                1.1          1.1          1.1           1.1           .9
      Portion of rents representative of interest
        factor (deemed to be one-third)                  21.7         16.8         13.2           9.3          7.3
                                                      -------      -------      -------       -------      -------
   Total earnings available for fixed charges         $ 250.5      $ 211.7       $200.8       $ 197.7      $ 200.6
                                                      =======      =======      =======       =======      =======
Fixed charges:
   Interest on indebtedness and amortization
      of debt discount and expense                    $  99.4      $ 78.3       $  78.8       $  96.0      $ 100.7
   Capitalized interest                                   4.6         2.7           2.4           2.8          2.8
   Portion of rents representative of interest
      factor (deemed to be one-third)                    21.7        16.8          13.2           9.3          7.3
                                                      -------      -------      -------       -------      -------
   Total fixed charges                                $ 125.7      $ 97.8       $  94.4       $ 108.1      $ 110.8
                                                      =======      =======      =======       =======      =======
Ratio of earnings to fixed charges(A)                    1.99x       2.16x         2.13x         1.83x        1.81x



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


                                                                  EXHIBIT 23




CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in Registration Statement No. 33-48475 on Form S-3 filed July 30, 1992, Registration Statement No. 33-52301 on Form S-3 filed February 16, 1994 and Registration Statement No. 33-64697 on Form S-3 filed December 1, 1995 of General American Transportation Corporation of our report dated January 23, 1996 with respect to the consolidated financial statements and schedule of General American Transportation Corporation included in this Annual Report on Form 10-K for the year ended December 31, 1995.



                                                       ERNST & YOUNG LLP


Chicago, Illinois
March 20, 1996

   EXHIBITS FILED WITH DOCUMENT

   10A. Third Amended and Restated Revolving Credit Agreement for GATC dated as of March 31, 1994, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended March 31, 1994, file number 2-54754. Amendment Number 1 thereto dated as of April 21, 1995; submitted to the SEC along with the electronic transmission of this Annual Report on Form 10-K.

   10B. Revolving Credit Facility Agreement for GATX Terminals Limited as borrower and GATC as guarantor dated as of July 13, 1993, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended September 30, 1993, file number 2-54754. Amendment effective June 30, 1994 and amendment dated June 19, 1995; submitted to the SEC along with the electronic submission of this Report on Form 10-K.

   12. Statement regarding computation of ratios of earnings to fixed charges.

   23.            Consent of Independent Auditors

   27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1995, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.