Form 10-Q
period 1996-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1996-05-14
CIK 276478

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------


                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549





                                                     Form 10-Q

          X                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        OR

                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarterly Period Ended                  Commission File Number
                March 31, 1996                            2-54754



                            General American Transportation Corporation



        Incorporated in the                   IRS Employer Identification No.
        State of New York                                 36-2827991


                                500 West Monroe Street
                             Chicago, Illinois  60661-3676
                                     (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 30, 1996.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                   PART I--FINANCIAL INFORMATION

                 GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                             In Millions

                                                             Three Months Ended
                                                                    March 31
                                                            ------------------------
                                                              1996               1995
                                                            --------           ------

Gross income.............................................     $ 179.3          $  175.2


Costs and expenses
    Operating expenses......................................     81.8              76.8
    Interest................................................     26.1              23.4
    Provision for depreciation and amortization........          31.3              30.0
    Selling, general and administrative.....................     14.3              13.2
                                                             ---------          --------
                                                                153.5             143.4
                                                             --------           --------

Income before income taxes and equity in net
    earnings of affiliated companies........................     25.8              31.8

Income taxes................................................      9.7              13.6
                                                            ----------          --------

Income before equity in net earnings of
   affiliated companies.....................................     16.1              18.2

Equity in net earnings of affiliated
    companies...............................................      4.3               5.0
                                                             ----------        ---------

Net income..................................................  $  20.4          $   23.2
                                                              =========          =========

Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996.




                    GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                                     CONSOLIDATED BALANCE SHEETS

                                             In Millions




ASSETS

                                                        March 31         December 31
                                                           1996              1995
                                                       (Unaudited)
                                                      -------------      ----------

Cash and cash equivalents.............................$     10.6         $    13.4


Trade receivables - net...............................      60.2              64.8


Property, plant and equipment
    Railcars and support facilities...................   2,022.6           1,945.1
    Tank storage terminals and pipelines............     1,277.8           1,242.3
                                                         --------         ---------
                                                         3,300.4           3,187.4


  Less - Allowance for depreciation.................    (1,359.0)         (1,332.3)
                                                        ---------        ----------
                                                         1,941.4           1,855.1


Due from GATX Corporation..........................        383.7             373.9


Investments in affiliated companies..................      224.9             221.2


Other assets..........................................     101.6             102.6
                                                        --------         ---------




TOTAL ASSETS                                          $  2,722.4         $ 2,631.0
                                                      ==========         =========






LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                                        March 31            December 31
                                                            1996                 1995
                                                      (Unaudited)
                                                       -----------          -----------

Accounts payable......................................... $    73.2           $       89.9

Accrued expenses........................................       42.7                   36.4

Debt
    Short-term debt.......................................    143.7                  144.8
    Long-term debt........................................  1,068.4                  972.9
    Capital lease obligations...........................      111.4                  115.1
                                                            --------            ----------
                                                            1,323.5                1,232.8

Deferred income taxes.................................        285.9                  281.1

Other deferred items....................................      249.0                  250.0
                                                            ---------            ---------

               Total liabilities and deferred items         1,974.3                1,890.2

Shareholder's equity
    Common Stock - par value $1 per share;
         1,000 shares authorized, issued and
         outstanding (owned by GATX Corporation)........          -                     -
    Additional capital...................................     335.0                 335.0
    Reinvested earnings..................................     401.2                 392.7
    Cumulative unrealized equity adjustments..............     11.9                  13.1
                                                           ---------              -------

               Total shareholder's equity                     748.1                 740.8
                                                           ---------              --------

TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                                $ 2,722.4           $   2,631.0
                                                          =========              =========


                           GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                                 STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                    In Millions

                                                                 Three Months Ended
                                                                       March 31
                                                                ---------------------
                                                                   1996          1995
                                                                ---------      ------


OPERATING ACTIVITIES
    Net income                                                  $ 20.4         $  23.2
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for depreciation and amortization            31.3            30.0
           Deferred income taxes                                   4.8             7.3
    Other (includes working capital)                              (9.8)          (22.8)
                                                                ---------      --------

    NET CASH PROVIDED BY OPERATING ACTIVITIES                     46.7            37.7


INVESTING ACTIVITIES
    Additions to property, plant and equipment:
        Railcars and support facilities                          (81.3)         (96.8)
        Tank storage terminals and pipelines                     (36.7)         (20.3)
    Investments in affiliated companies                            (.9)           (.2)
                                                                ----------    ---------
        Capital additions                                       (118.9)        (117.3)
    Proceeds from other asset dispositions                          .9           14.4
                                                                ---------     ---------

   NET CASH USED IN INVESTING ACTIVITIES                        (118.0)        (102.9)

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                     100.0           50.0
    Repayment of long-term debt                                   (5.1)          (5.3)
    Net (decrease) increase in short-term debt                    (1.0)          38.5
    Repayment of capital lease obligations                        (3.7)          (3.9)
    Cash dividends paid to GATX Corporation                      (11.8)         (12.4)
    Net increase in amount due from GATX Corporation              (9.9)         (11.3)
                                                                ---------     ---------

   NET CASH PROVIDED BY  FINANCING ACTIVITIES                     68.5           55.6
                                                                --------      --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                       $  (2.8)       $ (9.6)
                                                                ========      =======

                                     MANAGEMENT'S DISCUSSION OF OPERATIONS

                                    COMPARISON OF FIRST THREE MONTHS OF 1996
                                          TO FIRST THREE MONTHS OF 1995


GENERAL

General American Transportation Corporation's (GATC's) net income for the first quarter of 1996 was $20 million compared to net income of $23 million for the first quarter of 1995. First quarter gross income increased 2% as the result of the additional number of railcars on lease at Transportation, partially offset by lower revenues at Terminals. Net income decreased 12% because of utilization and pricing pressures at certain of the terminal locations.

Cash provided by operating activities increased $9 million, from $38 million in the first three months of 1995 to $47 million in the first three months of 1996. The increase is principally due to changes in working capital.

Capital additions for the quarter totaled $119 million, up $2 million from the 1995 first quarter. Transportation invested $80 million in its domestic railcar fleet and facilities versus $87 million in last year's first quarter; in addition, $3 million was invested in operations in Mexico and Europe this quarter versus $10 million a year ago. Terminals' capital spending of $37 million, including $20 million attributable to the Central Florida Pipeline expansion project, exceeded the 1995 first quarter by $16 million. Full year 1996 capital spending for GATC is forecasted to be approximately $500 million compared to the $541 million expended in 1995. A portion of the 1996 expenditures may not be made depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit in the amount of $211 million at March 31, 1996. GATC effected a $650 million shelf registration for pass through trust certificates and debt securities in December 1995; $100 million of notes were issued under this shelf in the first quarter of 1996.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

- --------------------------------------------------------------------------------


                       Three Months Ended
(In Millions)                 March 31
                        1996            1995                 Change
                      --------        ---------       ------------------

Gross Income          $ 97.2          $  85.5          $ 11.7        14%

Net Income            $ 15.7          $  14.8          $   .9         6%

- --------------------------------------------------------------------------------


Transportation's gross income for the first quarter of 1996 increased 14% from the comparable prior year period due to more than 5,000 additional railcars on lease compared to a year ago and slightly higher lease rates. Approximately 62,900 railcars were on lease at quarter end, including 800 in Mexico, compared to 57,800 a year ago. Domestic fleet utilization at March 31, 1996, was 94.4% on a fleet size of 65,800 compared to 94.6% on a fleet size of 61,200 a year ago.

Net income increased 6% from the first quarter of 1995 as higher revenues were partially offset by increased fleet repair costs and ownership costs. Operating margins decreased slightly as the revenue growth rate was slightly less than the rate of increase in operating expenses which included additional provisions to the legal and insurance reserves. Fleet repair costs were 10% greater than the 1995 quarter due to the increased fleet size and lower capitalized costs.
Average throughput days during the quarter for railcars in GATC repair facilities decreased to 34, down from 47 days in the comparable 1995 quarter, reflecting the improved productivity at Transportation's upgraded service centers. Ownership costs, consisting of rental expense, depreciation, and interest, increased 20% due to the increased fleet size.

TERMINALS AND PIPELINES

- --------------------------------------------------------------------------------


                       Three Months Ended
(In Millions)                March 31
                        1995            1994                         Change
                      --------        ---------             -------------------


Gross Income          $ 72.8          $ 81.3                $ (8.5)       (10)%

Net Income            $  4.7          $  8.4                $ (3.7)       (44)%

- --------------------------------------------------------------------------------



Terminals' 1996 gross income decreased 10% principally attributable to overall pricing pressures in the petroleum markets due to increased competition, lower inventories, and lower refinery margins. The current decrease in inventory levels has created a surplus of competitive tankage which in turn has substantially weakened the petroleum bulk liquid storage market. Also, tanks were out of service on the West Coast and New York Harbor. Pipeline operations and chemical storage markets remained strong. Throughput of 168 million barrels was 10% greater than first quarter 1995, primarily as a result of the colder winter in the Northeast. Capacity utilization at Terminals' wholly-owned facilities was 85% compared to 91% at the end of last year's first quarter. Lower demand for petroleum tanks and tanks out of service for repair contributed to the reduction from 1995.

Terminals' net income decreased 44% from 1995, reflecting weakness in the domestic and international petroleum markets. Operating margins increased slightly principally due to strong pipeline results and reduced operating costs as a result of both lower maintenance costs and insurance recoveries. Interest expense increased $1 million over 1995 as total debt grew to finance the capital additions. Equity in net earnings of affiliated companies of $3 million decreased $1 million principally due to lower results at the Singapore and Belgium terminals as a result of reduced petroleum activity, partially offset by increased earnings at the Kobe, Japan, terminal which has been completely restored after last year's earthquake.

                                            PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

Other than as previously reported, neither the registrant nor any of its subsidiaries is currently a party to any material pending legal proceeding, other than ordinary routine litigation incidental to the business, and to the belief of the registrant, no such proceeding is contemplated.

Item 6.  Exhibits and Reports on Form 8-K.                               Page

(a) 12  Statement regarding computation of ratios of earnings
        to fixed charges.                                                  10

    27 Financial Data Schedule for GATC for the quarter ended March 31, 1996 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

        Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b) (1) GATC filed a Current Report on Form 8-K dated January 26, 1996, with respect to the Medium Term Notes, Series F. Copies of the forms of the underlying documents entered into by GATC as part of this transaction were filed as part of the Form 8-K Report.

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

Date:  May 14, 1996

                                                                  Exhibit 12
                      GENERAL AMERICAN TRANSPORTATION CORPORATION

                  COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                              In Millions, Except For Ratios

                                                                          Three Months              Year Ended
                                                                         Ended March 31            December 31
                                                                        ------------------         -------------
                                                                         1996         1995              1995
                                                                         -------    --------        -------------
                                                                            (Unaudited)


Earnings available for fixed charges:
    Net income......................................................    $ 20.4     $  23.2             $  93.9

    Add (deduct):
        Income taxes................................................       9.7        13.6                47.2
        Equity in net earnings of affiliated
            companies, net of distributions received..............        (3.0)       (4.2)              (12.8)
         Interest on indebtedness and amortization
            of debt discount and expense............................      26.1        23.4                99.4
         Amortization of capitalized interest.......................        .3          .3                 1.1
         Portion of rents representative of interest
             factor (deemed to be one-third)........................       5.8         4.4                21.7
                                                                          ------     ------             -------

  Total earnings available for fixed charges......................      $ 59.3     $  60.7             $ 250.5
                                                                        ======      =======            ========

  Fixed Charges:
     Interest on indebtedness and amortization
       of debt discount and expense..................................   $ 26.1     $  23.4             $  99.4
     Capitalized interest............................................      1.3         1.5                 4.6
     Portion of rents representative of interest
        factor (deemed to be one-third).............................       5.8         4.4                21.7
                                                                         -------     --------          --------

  Total fixed charges..............................................     $ 33.2     $  29.3             $ 125.7
                                                                        ======     =======             =======

  Ratio of earnings to fixed charges(A)...........................       1.79x       2.07x               1.99x

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

EXHIBITS FILED WITH DOCUMENT

(a) 12 Statement regarding computation of ratios of earnings to fixed charges.

    27 Financial Data Schedule for GATC for the quarter ended March 31, 1996 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.