Form 10-Q
period 1996-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1996-08-06
CIK 276478

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    Form 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended         Commission File Number
                 June 30, 1996                       2-54754




                   General American Transportation Corporation


     Incorporated in the                IRS Employer Identification No.
      State of New York                            36-2827991

                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of July 31, 1996.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

                          PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   In Millions


                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30
                                                      ---------------------          --------------------
                                                        1996         1995              1996        1995
                                                      --------     --------          --------    --------

Gross income......................................      $182.3       $177.9            $361.6     $353.1

Costs and expenses
     Operating expenses...........................        78.8         75.9             160.6      152.7
     Interest.....................................        28.8         26.9              54.9       50.3
     Provision for depreciation
         and amortization.........................        33.0         30.5              64.3       60.5
     Selling, general and administrative..........        14.6         13.4              28.9       26.6
                                                        --------    --------          --------   --------
                                                         155.2        146.7             308.7      290.1
                                                        --------    --------          --------   --------

Income before income taxes and equity
     in net earnings of affiliated companies......        27.1         31.2              52.9       63.0

Income taxes......................................        10.0         11.8              19.7       25.4
                                                        --------    --------          --------   --------

Income before equity in net earnings
     of affiliated companies and cumulative
     effect of accounting changes.................        17.1         19.4              33.2       37.6

Equity in net earnings
     of affiliated companies......................         4.6          5.0               8.9       10.0
                                                        --------    --------         ---------   --------

Net income........................................     $  21.7      $  24.4           $  42.1    $  47.6
                                                        ========    ========          ========   ========



Note - The consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1996.



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


ASSETS

                                                           June 30        December 31
                                                             1996            1995
                                                      ----------------   -------------
                                                         (Unaudited)

Cash and cash equivalents.......................      $     12.8         $     13.4


Trade receivables - net.........................            61.0               64.8


Property, plant and equipment
     Railcars and support facilities............         2,103.2            1,945.1
     Tank storage terminals and pipelines.......         1,341.3            1,242.3
                                                        ---------          ---------
                                                         3,444.5            3,187.4


     Less - Allowances for depreciation.........        (1,385.2)          (1,332.3)
                                                        ---------          ---------
                                                         2,059.3            1,855.1

Due from GATX Corporation.......................           390.4              373.9


Investments in affiliated companies.............           229.5              221.2


Other assets....................................            99.5              102.6
                                                       ----------          ---------







TOTAL ASSETS                                            $2,852.5           $2,631.0
                                                        =========          =========








LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY


                                                           June 30       December 31
                                                             1996           1995
                                                      ---------------   -------------
                                                        (Unaudited)

Accounts payable................................       $     83.3       $       89.9

Accrued expenses................................             35.3               36.4

Debt
   Short-term debt..............................            305.2              144.8
   Long-term debt...............................          1,010.8              972.9
   Capital lease obligations....................            111.4              115.1
                                                        ----------          ---------
                                                          1,427.4            1,232.8

Deferred income taxes...........................            290.9              281.1

Other deferred items............................            257.4              250.0
                                                        ----------          ---------

       Total liabilities and deferred items               2,094.3            1,890.2

Shareholder's equity
   Common Stock - par value $1 per share;
        1,000 shares authorized, issued and
        outstanding (owned by GATX Corporation)               -                  -
   Additional capital...........................           335.0               335.0
   Reinvested earnings..........................           411.9               392.7
   Cumulative unrealized equity adjustments.....            11.3                13.1
                                                       ----------          ----------

        Total shareholder's equity                         758.2               740.8
                                                       ----------          ----------


TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY                              $2,852.5            $2,631.0
                                                       ==========          ==========







          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                         Three Months Ended        Six Months Ended
                                                               June 30                 June 30
                                                        --------------------       -----------------
                                                          1996         1995          1996      1995
                                                        -------     --------       -------    ------

OPERATING ACTIVITIES
Net income                                              $  21.7     $  24.4        $ 42.1     $ 47.6
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for depreciation and amortization          33.0        30.5          64.3       60.5
      Deferred income taxes                                 4.7         5.7           9.5       13.0
Other (includes working capital)                           (7.0)       (4.2)        (16.8)     (27.0)
                                                        ---------  ---------       --------  --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES               52.4        56.4          99.1       94.1


INVESTING ACTIVITIES
Additions to property, plant and equipment:
      Railcars and support facilities                     (87.6)      (68.4)       (168.9)    (165.2)
      Tank storage terminals and pipelines                (49.2)      (28.8)        (85.9)     (49.1)
Investments in affiliated companies                        (1.3)        (.4)         (2.2)       (.6)
                                                        ----------  ---------      --------  ---------
      Capital additions                                  (138.1)      (97.6)       (257.0)    (214.9)
Proceeds from other asset dispositions                      6.2         3.3           7.1       17.7
                                                        ----------  ---------      --------  ---------


   NET CASH USED IN INVESTING ACTIVITIES                 (131.9)      (94.3)       (249.9)    (197.2)


FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                     -         65.9         100.0      115.9
Repayment of long-term debt                               (62.2)       (5.6)        (67.3)     (10.9)
Net increase (decrease) in short-term debt                161.5         (.8)        160.5       37.7
Payment of capital lease obligations                         -           -           (3.7)      (3.9)
Cash dividends paid to GATX Corporation                   (11.0)       (12.4)       (22.8)     (24.8)
Net increase in amount due from
   GATX Corporation                                        (6.6)         -          (16.5)     (11.3)
                                                         ----------  ---------     ---------  ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES               81.7         47.1        150.2       102.7
                                                         ----------  ---------     ---------  ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  $  2.2      $   9.2       $  (.6)     $  (.4)
                                                         =========   =========     =========  =========


                                       -4-

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1996 TO FIRST SIX MONTHS OF 1995


GENERAL

General American Transportation Corporation's (GATC's) net income for the first six months of 1996 was $42 million compared to net income of $48 million for the first half of 1995. Year- to-date gross income increased 2% as the result of the additional number of railcars on lease at Transportation, partially offset by lower revenues at Terminals. Net income decreased 12% because of utilization and pricing pressures at certain of the terminal locations.

Cash provided by operating activities increased $5 million, from $94 million in the first six months of 1996 to $99 million in the first six months of 1995. The increase is principally due to changes in working capital.

Capital additions of $257 million for the first six months of 1996 increased $42 million from the comparable 1995 period. Transportation invested $166 million in its domestic railcar fleet and facilities versus $154 million last year; in addition, $5 million was invested in operations in Mexico and Europe this year versus $12 million a year ago. Terminals' capital spending of $86 million, which included expansion of the Central Florida Pipeline and the purchase of a 65% interest in a terminal in Mexico, exceeded the first six months of 1995 by $37 million. Full year 1996 capital spending for GATC is forecasted to exceed $500 million, including $86 million expended in July 1996 for the remaining 55% interest in CGTX, Transportation's Canadian railcar affiliate. This purchase brings Transportation's total fleet to 77,000 railcars. A portion of the 1996 expenditures may not be effected depending on market conditions. It is anticipated that capital expenditures will be funded by both internally generated funds and GATC's available external financing sources.

GATC had available unused committed lines of credit in the amount of $188 million at June 30, 1996. GATC has a $650 million shelf registration for pass through trust certificates and debt securities, under which $100 million of notes have previously been issued. No notes were issued during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

- --------------------------------------------------------------------------------


                           Six Months Ended
(In Millions)                   June 30
                           1996           1995               Change
                          ------         ------          ---------------

Gross Income              $196.4         $175.6          $20.8       12%

Net Income                $ 32.8         $ 30.9          $ 1.9        6%

- --------------------------------------------------------------------------------


Transportation's gross income for the first half of 1996 increased 12% from the comparable prior year period due to approximately 4,500 additional railcars on lease compared to a year ago and slightly higher lease rates. Approximately 63,200 railcars were on lease at quarter end, including 800 in Mexico, compared to 58,700 a year ago. Domestic fleet utilization at June 30, 1996 was 94% on a fleet size of 66,600 compared to 95% on a fleet size of 61,700 a year ago.

Net income increased 6% from the first half of 1995. Higher revenues were partially offset by increased ownership costs and higher SG&A expense due in part to litigation costs; also, 1995 included a gain on the sale of land in Mexico. Operating margins increased slightly as the revenue growth rate was slightly more than the rate of increase of operating expenses. Fleet repair costs were 5% greater than in 1995 due to the increased fleet size; however, fleet repair costs as a percent of revenue were lower than last year. Average throughput at June 30, 1996, for railcars in GATX repair facilities decreased to 30 days, down from 44 days a year ago, reflecting the improved productivity at Transportation's upgraded service centers. Ownership costs, consisting of rental expense, depreciation, and interest, increased 18% due to the increased fleet size.

TERMINALS AND PIPELINES

- --------------------------------------------------------------------------------


                            Six Months Ended
(In Millions)                    June 30
                            1996          1995               Change
                           -------       -------        ---------------

Gross Income               $145.8         $159.4        $(13.6)    (9)%

Net Income                 $  9.3         $ 16.7        $ (7.4)   (44)%

- --------------------------------------------------------------------------------


Terminals' 1996 gross income decreased 9% reflecting general softness in the petroleum markets as pricing and/or utilization issues continue to impact the domestic and international markets. Lower petroleum inventories and backwardation in the futures market continue to negatively impact revenue. On the positive side, pipeline volumes remain strong due to continued high demand, and the chemical markets remain stable. Throughput of 344 million barrels was 9% greater than last year, primarily as a result of the colder winter in the Northeast and increased inventory turns of customers' products. Capacity utilization at Terminals' wholly-owned facilities was 86% at the end of the second quarter of 1996 compared to 88% a year ago as reduced spot business and tanks out of service for repair contributed to the reduction.

Terminals' net income decreased $7 million from 1995 reflecting weakness in the domestic and international petroleum markets. Operating margins decreased slightly as a result of a greater decrease in revenues relative to cost reductions achieved. Terminals' operating expenses were $5 million lower than last year primarily due to lower maintenance costs, insurance recoveries, and savings in various other operating costs. Interest expense increased $3 million over 1995 as total debt grew to finance the capital additions. Equity in net earnings of affiliated companies of $6 million decreased $1 million principally due to lower results at the Singapore and Belgium terminals as a result of reduced petroleum activity, partially offset by increased earnings at the Kobe, Japan, terminal which has been completely restored after last year's earthquake, and incremental earnings from the newly-acquired Olympic pipeline.

                      COMPARISON OF SECOND QUARTER 1996 TO
                               SECOND QUARTER 1995



GROSS INCOME

- -------------------------------------------------------------------------------


(In Millions)                         Three Months Ended
                                           June 30
         Business Segment              1996         1995          Change
- -------------------------------       ------        ------    ---------------

Railcar Leasing and Management         $99.2         $90.1     $ 9.1      10 %
Terminals and Pipelines                 73.0          78.1      (5.1)     (7)

- --------------------------------------------------------------------------------




NET INCOME

- --------------------------------------------------------------------------------


(In Millions)                           Three Months Ended
                                             June 30
         Business Segment                1996          1995        Change
- --------------------------------        ------        ------    -------------

Railcar Leasing and Management           $17.1         $16.1    $ 1.0     6 %
Terminals and Pipelines                    4.6           8.3     (3.7)  (45)

- --------------------------------------------------------------------------------


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


Item 6.  Exhibits and Reports on Form 8-K                                   Page

(a) 10 Revolving Credit Facility Agreement for General American Transportation Corporation as borrower dated as of May 9, 1996, file number 2-54754. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

    12  Statement regarding computation of ratios of earnings to
        fixed charges.                                                      11

    27 Financial Data Schedule for General American Transportation Corporation for the quarter ended June 30, 1996. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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

                                   GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                   (Registrant)




                                               /s/D. Ward Fuller
                                -----------------------------------------------
                                                  D. Ward Fuller
                                President, Chief Executive Officer and Director
                                           (Duly Authorized Officer)




                                               /s/Donald J. Schaffer
                                -----------------------------------------------
                                                  Donald J. Schaffer
                                        Vice President, Finance and Chief
                                                 Financial Officer




Date: August 6, 1996

                                                                                                                     Exhibit 12



                   GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)
                        (In Millions, Except for Ratios)



                                                                           Three Months Ended            Six Months Ended
                                                                                June 30                      June 30
                                                                         -----------------------         --------------------
                                                                           1996          1995              1996        1995
                                                                         --------      ---------         --------    --------

Earnings available for fixed charges:
      Net income....................................................      $ 21.7         $ 24.4            $ 42.1     $ 47.6

      Add (deduct):
          Income taxes..............................................        10.0           11.8              19.7       25.4
          Equity in net earnings of affiliated
             companies, net of distributions received...............        (4.3)           (.7)             (7.3)      (4.9)
          Interest on indebtedness and amortization
             of debt discount and expense...........................        28.8           26.9              54.9       50.3
          Amortization of capitalized interest......................          .3             .3                .6         .6
          Portion of rents representative of interest
             factor (deemed to be one-third)........................         5.8            4.4              11.6        8.8
                                                                         --------       --------          --------   ---------

      Total earnings available for fixed charges....................      $ 62.3         $ 67.1            $121.6     $127.8
                                                                         ========       ========          ========   =========

Fixed Charges:
      Interest on indebtedness and amortization
          of debt discount and expense..............................      $ 28.8         $ 26.9            $ 54.9     $ 50.3
      Capitalized interest..........................................         1.2            1.1               2.5        2.6
      Portion of rents representative of interest
          factor (deemed to be one-third)...........................         5.8            4.4              11.6        8.8
                                                                         --------       --------          --------   ---------

      Total fixed charges...........................................      $ 35.8         $ 32.4            $ 69.0     $ 61.7
                                                                         ========      =========          ========   =========

Ratio of earnings to fixed charges(A)...............................        1.74x          2.07x             1.76x      2.07x



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

EXHIBITS FILED WITH DOCUMENT

(a)  10   Revolving Credit Facility Agreement for General American
          Transportation Corporation as borrower dated as of May 9, 1996, file number 2-54754. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

     12 Statement regarding computation of ratios of earnings to fixed charges.

     27 Financial Data Schedule for GATC for the quarter ended June 30, 1996 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.