Form 10-K405
period 1996-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1997-03-19
CIK 276478

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K
            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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
     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 7, 1997.

     General American Transportation Corporation meets the conditions set forth in General Instruction J(1) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I


Item 1.  Business

General American Transportation Corporation (GATC) is a wholly-owned subsidiary of GATX Corporation (GATX) and is engaged in the leasing and management of railroad tank cars and specialized freight cars and through a wholly-owned subsidiary owns and operates tank storage terminals, pipelines and related facilities.

Industry Segments

                         RAILCAR LEASING AND MANAGEMENT

The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1996, its
North American fleet consisted of approximately 77,500 railcars, including 60,400 tank cars and 17,100 specialized freight cars, primarily Airslide(TM) covered hopper cars and plastic pellet cars. In addition to roughly 66,900 railcars in the United States, Transportation has approximately 9,000 railcars in its Canadian fleet and 1,600 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 16 years.

The  following  table  sets forth the  approximate  tank car fleet  capacity  of
Transportation as of the end of each of the years indicated and the number of cars of all types added to Transportation's fleet during such years; 1996 additions include 8,700 cars from Transportation's acquisition of the remaining interest in its Canadian subsidiary, CGTX, Inc.

                                              Year Ended December 31,
                                ------------------------------------------------
                                  1996       1995       1994      1993     1992
                                -------     -----      -----     -----   -------
Tank car fleet capacity
  (in millions of gallons)       1,353      1,176      1,090     1,024      993

Number of railcars added to
     North American fleet       13,200      6,200      4,900     3,000    1,600

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1996, approximately 53% of railcar leasing revenue was attributable to shipments of chemical products, 23% to petroleum products, and 18% to food products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of used cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1996 was approximately 95%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Car Status Service System, for example, Transportation provides customers with timely information about the location and readiness of their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican service center, and 37 mobile trucks in 26 locations. Transportation also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, Procor Limited, and many smaller companies. Of the approximately 215,000 tank cars owned and leased in the United States at December 31, 1996, Transportation had approximately 54,200. Principal competitive factors include price, service and availability.

                             TERMINALS AND PIPELINES

GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 26 terminals in 11 states, and seven terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1996, Terminals had a total storage capacity of 73 million barrels. This includes 54 million barrels of bulk liquid storage capacity in the United States, 7 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe, Mexico and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly owned facilities was 89% at the end of 1996; throughput for the year was 705 million barrels.

For 1996, 54% of Terminals' revenue was derived from petroleum storage, 25% from chemical storage, 20% from pipelines, and 1% from other products. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 350 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 4% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Paktank N.V. and Van Ommeren N.V., are the three major international public terminaling companies. The domestic public terminaling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals, and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

Trademarks, Patents and Research Activities
-------------------------------------------
Patents, trademarks, licenses, and research and development activities are not material to GATC's businesses taken as a whole.

Customer Base
-------------
GATC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATC as a whole.

Employees
---------
GATC and its subsidiaries have approximately 1,900 active employees, of whom 36% are hourly employees covered by union contracts.

Item 2.  Properties
-------------------
Information regarding the location and general character of certain properties of GATC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased.

Item 3.  Legal Proceedings
--------------------------
On July 14, 1995, a judgment in the amount of $9.7 million was entered against GATC by the U.S. District Court for the Northern District of Illinois in the matter of General American Transportation Corporation v. Cryo-Trans,
Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. GATC was also permanently enjoined from any further infringement of the patent. The Federal Circuit Court of Appeals has reversed the judgment against GATC, and the appellant has filed a motion for an appeal to the United States Supreme Court. Even in the event of an adverse decision on appeal to the Supreme Court and reinstatement of the original judgment against GATC, GATC does not believe the costs associated with the disposition of the affected cars will have a material adverse effect on GATC.

In November of 1995, the New Jersey Department of Environmental Protection (the "DEP") served GATX Terminals Corporation with a Notice of Violation alleging that during 1994 and 1995 the marine vapor recovery units at its Carteret, New Jersey facility produced emissions of carbon monoxide in excess of limits allowed by operating permits for those units. The violation was the result of a design flaw in the vapor recovery equipment, which was promptly corrected. Terminals and the DEP are currently negotiating a resolution of the violation, which could result in the assessment of a monetary penalty against Terminals in excess of $100,000.

     Various lawsuits have been filed in the Superior Court for the State of California and served upon Terminals, Calnev Pipe Line Company, or another GATX subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. Those suits, all of which were filed in the County of San Bernardino unless otherwise indicated, are: Aguilar, et al, v. Calnev Pipe Line Company, et al, filed February 1990 in the County of Los Angeles (No. 0751026); Alba, et al, v. Southern Pacific Railroad Co., et al, filed November 1989 (No. 252842) and dismissed April 1996; Terry, et al, v. Southern Pacific, et al, filed December 1989 (No. 253604) and dismissed March 1996; Charles, et al, v. Calnev Pipe Line, Inc., et al, filed May 1990 (No. 256269) and settled March 1996; Mary Washington v. Southern Pacific, et al, filed May 1990 (No. 256346) and settled March 1995; Stewart, et al, v. Southern Pacific Railroad Co., et al, filed May 1990 (No. 256464) and settled May 1994 ; Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernardino (No. 256206); Pollack v. Southern Pacific Transportation, et al, filed May 1992 (No. 271247); Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207); J. Roberts, et al, v. Southern Pacific Transportation, et al, filed November 1992 (No. 275936) and dismissed June 1995; Irby, et al, v. Southern Pacific, et al, (No. 255715) filed April 1990 and settled May 1994; Reese, et al, v. Southern Pacific, et al (No. 256434) filed May 1990 and settled May 1994; Nancy Washington, et al, v. Southern Pacific, et al, (No. 256435) filed May 1990 and settled April 1994. As Terminals' insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered into between the parties to date, GATC believes that the likelihood of a material adverse effect on GATC's consolidated financial position or operations is remote.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
Not required.


PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
          Matters
--------------------------------------------------------------------------
GATX Corporation owns all of the outstanding common stock of GATC.

Item 6.  Selected Financial Data
---------------------------------
Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
GATC on a consolidated basis reported net income of $80 million for 1996 compared to $94 million in 1995 and $87 million in 1994. The decrease was due to sharply lower earnings at Terminals, offset in part by record earnings at Transportation. Terminals' results were down primarily as the result of historically low petroleum inventory levels and lower pricing due to increased competition. Transportation benefited from a record number of railcars on lease and the mid-1996 acquisition of the remaining interest in CGTX, Transportation's Canadian railcar affiliate.

Operating results at Transportation improved in 1995 compared to 1994 due to significantly more railcars on lease and higher income on invested funds. Terminals' 1995 net income decreased slightly from 1994's record level as capacity utilization declined at certain terminal locations.

GROSS INCOME

Consolidated gross income for 1996 of $763 million exceeded 1995 revenue of $709 million and 1994 revenue of $643 million.

Transportation's gross income of $428 million increased $67 million from 1995. The acquisition of the remaining 55% interest in CGTX accounted for $27 million of the increase; previously the 45% interest had been accounted for as an equity investment. The remainder of the revenue increase is due to the full year effect of a record number of railcar additions in 1995, another strong year of fleet additions in 1996, and an increase in average rental rates. In addition to the 8,700 cars at CGTX, over 4,400 cars were added in 1996. At the end of 1996, Transportation had 73,200 railcars on lease in North America. With a total fleet of 77,500 cars, utilization ended the year at 95%, up from 94% utilization at the end of 1995. Fleet additions in 1997 are expected to remain strong.

Terminals' gross income for 1996 of $298 million was 5% less than 1995 resulting from general softness in both the domestic and international petroleum markets. The petroleum business environment since the second half of 1995 has been characterized by backwardated markets, historically low petroleum inventory levels, and lower pricing due to increased competition. Backwardation indicates that the economics in the petroleum futures market, as characterized by the spread between spot and future prices, are not providing an incentive to store product. While throughput of petroleum products remained strong, rates declined. Throughput for 1996 of 705 million barrels at wholly-owned locations increased 8% from 655 million barrels last year. Average utilization for the year was 86%, down from 1995's average of 88%, though 1996 year-end utilization was 89%. Balanced against the difficult petroleum terminaling markets were continued steady chemical demand as well as good pipeline results. Terminals' pipelines serve the growing Nevada and Florida markets, and those pipelines continue to be enhanced and expanded.

Transportation's 1995 gross income of $361 million increased $39 million from 1994. Rental revenues increased 12% attributable to additional railcars on lease, higher average fleet rental rates, and new operations in Mexico. At the end of 1995, Transportation had 61,400 railcars on lease in the United States versus 56,500 at the end of 1994. Domestic fleet utilization of 95% at the end of 1995 was slightly higher than the prior year.

Terminals' record gross income of $313 million in 1995, representing a 3% increase over 1994, reflected incremental revenues from newly-acquired terminals and strong petroleum activity in the first half of 1995, especially in the Los Angeles market. However, revenues in the latter part of 1995 reflected lower petroleum storage demand, lower utilization, and increased price competition. Capacity utilization at Terminals' wholly-owned facilities was 85% at the end of 1995 compared to 94% a year earlier. Throughput was 655 million barrels, compared to 671 million the year before.

COSTS AND EXPENSES

Operating expenses in 1996 increased $24 million or 8% over 1995. Transportation's operating expenses of $177 million increased $29 million over 1995 as a result of increased operating lease expense, as well as increased fleet repair costs due to the expanded fleet size, including the newly-acquired CGTX railcars. Transportation continues to utilize sale-leasebacks to finance its railcar additions. The leaseback is recorded as an operating lease which removes the asset and related liability from the balance sheet; the payments under the operating leases are recorded as operating lease expense. Fleet repair costs increased 10% due to the expanded fleet size, but decreased as a percentage of revenue from 1995, in part due to the efficiencies from the major service center upgrade program completed last year. The percentage of cars repaired at Transportation's service centers increased to 71% from 65% last year, indicating a decreased dependence on outside contract repair shops. Throughput days, the time it takes a railcar to be repaired through the Transportation service center network, declined from an average of 38 days in 1995 to 32 days in 1996. Terminals' 1996 operating expenses of $159 million were $5 million lower than 1995, reflecting its reduced gross income.

Operating expenses in 1995 increased $19 million or 7% over 1994. Transportation's operating expenses of $148 million increased $19 million from 1994 as a result of increased operating lease expense and increased fleet repair costs. Fleet repair costs increased 11% over 1994 reflecting the increased number of cars repaired. Terminals' 1995 operating costs of $164 million approximated 1994 levels.

Interest expense increased $19 million in 1996 to $118 million as the result of higher average debt balances to fund the growth of the business. Interest expense at Transportation increased primarily due to the CGTX acquisition. Interest expense grew at Terminals as additional debt was incurred to finance maintenance, regulatory and environmental expenditures, as well as the expansion of CFPL and the acquisition of a 65% interest in an existing terminal in Mexico. Environmental and maintenance spending continue to be significant in keeping with GATC's commitment to improve terminaling assets and to operate its facilities in an environmentally responsible manner.

Interest expense increased $21 million in 1995 to $99 million as the result of higher average debt balances to fund the growth of the business and higher interest rates.

The company continues to utilize interest rate swaps to better match the duration of the debt portfolio to the terms of the railcar leases. The effect of the swaps was to reduce interest expense in 1996, 1995 and 1994.

The provision for depreciation and amortization increased $17 million from 1995 which in turn increased $10 million over 1994. Depreciation expense increased as result of the continued growth in assets, including the acquisition of CGTX.

Selling, general and administrative expenses of $63 million increased $8 million from 1995 due to increased employee costs, information systems initiatives, and consulting expenses, as well as the consolidation of CGTX's operations for the second half of 1996 and Terminal's rationalization costs. SG&A increased $8 million in 1995 due to higher human resource costs, information systems, and consulting expenses.

Income tax expense of $41 million decreased $6 million from 1995 as the result of lower pretax income. The effective tax rate for both 1996 and 1995 was 39% and 38% for 1994. The effective tax rate for all years was higher than the statutory rate because of state taxes, foreign income, and nondeductible items. Also, for 1995 and 1994, the effective rate was higher than the statutory rate because of minority interest.

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES

Equity in net  earnings of  affiliated  companies  of $15 million  decreased  $5 million from 1995. Transportation's equity in net earnings of affiliates decreased due to CGTX being fully consolidated starting in July 1996; for 1995 and the first half of 1996, Transportation accounted for their 45% interest under the equity method. Terminals' equity in earnings of affiliates decreased $3 million from 1995 primarily from the effects of lower petroleum storage, particularly in Singapore, partially offset by higher earnings from a Japanese affiliate which completed its rebuilding from the 1995 Kobe earthquake.

Equity in net earnings of affiliate of $20 million in 1995 increased $3 million over 1994. The increase in 1995 was due to strong chemical demand at Terminals' European and Singapore terminals and improved results at CGTX. Terminals' newly-acquired 25% interest in the Olympic Pipeline Company also contributed to the increase.

NET INCOME

Consolidated net income of $80 million in 1996 decreased $14 million from 1995. Transportation's net income of $68 million increased 8% over 1995, reflecting the higher revenues and the impact of CGTX partially offset by higher repair costs and other operating and ownership expenses. Operating margins improved slightly as growth in revenues exceeded the increase in fleet repair costs and SG&A expenses.

Terminals' net income of $13 million declined from last year's $31 million. The difficult petroleum terminaling markets resulted in decreased operating margins at a number of key locations, including New York Harbor, United Kingdom, Houston, Los Angeles, and Singapore. Although Terminals has been able to reduce its overall cost base, results have been impacted by rationalization costs and consulting charges. Overall operating costs decreased $5 million or 3% from 1995. Fixed asset ownership costs, which include depreciation and interest, increased to 34% of revenue from 29% in 1995 due to significant facility and infrastructure investments. Terminals' transformation initiatives led to increased expense for consulting studies and rationalization costs; these initiatives continue to address on-going cost reduction and productivity enhancements.

Going into 1997, Terminals continues to face a difficult petroleum storage market and is continuing its rationalization process, as well as its evaluation of both its markets and facilities.

Consolidated net income of $94 million in 1995 increased $7 million from 1994. Transportation's 1995 net income increased $8 million over 1994 reflecting the higher revenues, the increase in income generated from invested funds due to higher interest rates, and higher equity earnings from Transportation's Canadian affiliate. Operating margins improved slightly as the growth in revenues exceeded the increase in fleet repair costs and SG&A expense. Ownership costs, consisting of rental expense, depreciation and interest, increased 21% due to the increased fleet size, investments in GATC service centers, and new operations in Mexico.

Terminals' 1995 net income decreased $1 million from 1994. Higher revenues, slightly improved operating margins and increased earnings from foreign affiliates were offset by higher SG&A and interest expenses. Terminals' business environment at the end of 1995 was characterized by continuing low distillate storage demand, historically low petroleum industry inventory levels, lower pricing due to increased competition and low refinery margins.

ASSETS

Total assets at year end of $3.1 billion were $431 million higher than in 1995 primarily due to the significant level of capital additions as well as the consolidation of CGTX. Offsetting these additions were depreciation, sale-leasebacks of railcars, and asset sales and retirements. Transportation utilizes railcars which are obtained through off-balance-sheet operating leases and, therefore, are not included on the balance sheet.

Net operating lease assets and facilities increased $401 million to $2.3 billion. Transportation's capital additions for 1996, highlighted by the $84 million acquisition of the remaining interest in CGTX, also included roughly $300 million primarily for expanding the railcar fleet; offsetting these additions were $150 million of railcar sale-leasebacks. Transportation's additions totaled $365 million in 1995 when 6,200 new and used cars were added to the U.S. fleet versus the 4,300 U.S. cars added in 1996. Terminals' capital additions of $130 million in 1996, 13% lower than in 1995, included the completion of the expansion of the Central Florida Pipeline and the acquisition of a majority interest in a Mexican terminal.

Investments in affiliated companies decreased $32 million. The primary change in 1996 was the consolidation of CGTX's assets, which removed $39 million from this account.

LIABILITIES AND EQUITY

Total debt increased $272 million to fund a portion of the significant volume of capital additions made during the year as well as debt assumed from the CGTX acquisition.

Consolidated equity increased $34 million attributable to 1996 earnings of $80 million partially reduced by dividends paid to GATX Corporation of $42 million. The balance of the change is attributable to foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

GATC generates significant cash flows from its operating activities. Most of its capital requirements represent additions to the railcar fleet, terminal and pipeline facilities, and joint ventures, and are considered discretionary capital expenditures. The level of discretionary capital spending can be adjusted as conditions in the economy or GATC's businesses warrant. However, the non- discretionary level of Terminals' capital program continues to be significant due to regulatory and environmental requirements of the terminaling business.

Cash provided by operating activities in 1996 of $231 million increased $20 million, or 9%, compared to 1995. Net income adjusted for non-cash items (depreciation and deferred taxes) generated $237 million of cash, a small increase from last year. Other cash from operations resulted in $16 million more cash flow primarily due to changes in working capital.

Cash provided by operating activities in 1995 of $211 million increased $10 million compared to 1994. Net income adjusted for non-cash items generated $233 million of cash, up $24 million from 1994. Other cash from operations resulted in $14 million less cash flow than in 1994 primarily as a result of a decrease in working capital.

Net cash used in investing activities for 1996 increased $61 million from 1995. While capital additions decreased $25 million, proceeds from asset dispositions, which includes sale-leaseback proceeds, declined $86 million. Transportation's capital additions for 1996, highlighted by the $84 million acquisition of the remaining interest in CGTX, also included roughly $300 million primarily for expanding the railcar fleet. Offsetting these additions were railcar sale-leasebacks. Sale- leaseback proceeds were $150 million in 1996 compared to $250 million in 1995. Transportation's additions totaled $365 million in 1995 when 6,200 new and used cars were added to the U.S. fleet versus the 4,300 U.S. cars added in 1996. Terminals' capital additions of $130 million in 1996, 13% lower than in 1995, included the completion of the expansion of the Central Florida Pipeline and the acquisition of a majority interest in a Mexican terminal.

Net cash used in investing activities in 1995 decreased $32 million from 1994. Capital additions of $541 million increased $101 million from 1994. Transportation invested $365 million in its domestic railcar fleet; $28 million also was invested in international operations in Mexico and Europe in 1995. During 1995, Transportation completed a major upgrade program for its four strategically located domestic service centers. Terminals' capital spending of $149 million was $6 million lower than in 1994. Spending in 1995 included the expansion or upgrading of several existing terminal facilities, including the expansion of an existing pipeline in Central Florida, and the acquisition of an interest in a pipeline in the Northwest. Proceeds from asset dispositions of $271 million in 1995, including $250 million of sale-leasebacks of certain railcars at Transportation, increased $133 million from 1994.

Net cash provided by financing activities was $108 million in 1996 versus $58 million in 1995. GATC finances its capital additions through cash generated from operating activities, debt financings, and sale-leasebacks. The increase in net cash provided by financing activities is primarily due to a higher proportion of debt versus sale-leaseback financing.

Cash provided by financing activities was $58 million in 1995 compared to $104 million in 1994. During the year $200 million of long-term debt was issued and $92 million of long-term obligations were repaid.

GATC has a $300 million revolving credit facility. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. In 1996, GATC amended its credit facility to extend the maturity to 2001. Under the covenants of the commercial paper programs and rating agency guidelines, GATC must keep unused revolver capacity at least equal to the amount of commercial paper outstanding. At December 31, 1996, GATC had $10 million of commercial paper outstanding, resulting in unused committed lines of credit of $290 million. Also, GATC had $96 million of borrowings under unsecured money market lines at December 31, 1996. CGTX had bankers' acceptances and other uncommitted short-term borrowings of $21 million Canadian dollars. GTL, GATX Terminals' U.K. subsidiary, has a revolving credit agreement of (pound)28 million, of which (pound)2 million was available at year end.

GATC has a $650 million shelf registration for pass-through trust certificates and debt securities of which $207 million had been issued through the end of 1996. At year end, GATC had $121 million of commitments to acquire assets, all of which are scheduled to fund in 1997.

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

GATC's environmental reserve at the end of 1996 was $73 million and reflects GATC's best estimate of the cost to remediate its environmental conditions. Additions to the reserve were $12 million in 1996 and $14 million in 1995. Expenditures charged to the reserve amounted to $18 million and $16 million in 1996 and 1995, respectively.

In 1996, GATC made capital expenditures of $17 million for environmental and regulatory compliance compared to $18 million in 1995. These projects included marine vapor recovery, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $20 million in 1997. GATC anticipates it will make annual expenditures at a similar level over the next five years.

FORWARD-LOOKING STATEMENTS

Certain statements in the Management's Discussion and Analysis constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The response to this item is submitted under Item 14 (a)(1) of this report.

Item 9. Changes in and  Disagreements  with  Accountants  on Accounting and
           Financial Disclosure
----------------------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Not required.

Item 11.  Executive Compensation
---------------------------------
Not required.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Not required.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
Not required.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits   Page
-------------------------------------------------------------------------   ----
(a) (1)  Financial Statements

         The consolidated financial statements of General American
          Transportation Corporation and its subsidiaries which are required in Item 8 are listed below:

          Statements of Consolidated Income and Reinvested Earnings--
           years ended December 31, 1996, 1995 and 1994..................... 17
          Consolidated Balance Sheets--December 31, 1996 and 1995........... 18
          Statements of Consolidated Cash Flows--
           years ended December 31, 1996, 1995 and 1994..................... 20
          Notes to Consolidated Financial Statements........................ 21

    (2)   Financial Statement Schedules

          Schedule II   Valuation and Qualifying Accounts................... 37

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)       No reports on Form 8-K were filed during the reporting period.

(c)       Exhibit Index.


PART V

Exhibit
Number                     Exhibit Description                            Page
------                     -------------------                            ----
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

Exhibit
Number                        Exhibit Description                          Page
------                        -------------------                          ----
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

Exhibit
Number                      Exhibit Description                            Page
------                      -------------------                            ----
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

4H. Form of 8-5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file number 2-54754.

4I. Form of 6-3/4% Note due March 1, 2006 filed with the SEC on Current Report on Form 8-K on March 4, 1996, file number 2-54754.

10A. Revolving Credit Facility Agreement for GATC as borrower dated as of May 9, 1996, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended June 30, 1996, file number 2-54754.

10B. Supplemental Revolving Credit Facility Agreement between GATX Terminals Limited, as borrower and GATC, as guarantor, and others, dated July 24, 1996, incorporated by reference to GATC's Quarterly Report on Form 10-Q for the period ended September 30, 1996, file number 2-54754.

Exhibit
Number                      Exhibit Description                            Page
------                      -------------------                            ----
12.     Statement regarding computation of ratios of earnings to fixed       38
        charges.

23.     Consent of Independent Auditors                                      39

27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1996, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.

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


                                   GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                (Registrant)



                                            /s/D. Ward Fuller
                                         -------------------------
                                              D. Ward Fuller
                                      President, Chief Executive Officer
                                               and Director
                                              March 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



       /s/D. Ward Fuller                              /s/David M. Edwards
-------------------------------                  -----------------------------
        D. Ward Fuller                                  David M. Edwards
President, Chief Executive Officer                          Director
         and Director                                    March 19, 1997
        March 19, 1997


     /s/Donald J. Schaffer                           /s/David B. Anderson
--------------------------------                -----------------------------
       Donald J. Schaffer                             David B. Anderson
Vice President, Finance and Chief                          Director
       Financial Officer                                March 19, 1997
         March 19, 1997

REPORT OF INDEPENDENT AUDITORS



Board of Directors
General American Transportation Corporation




We have audited the consolidated financial statements and related schedule of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation for the year ended December 31, 1996. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, it is our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                       ERNST & YOUNG LLP


Chicago, Illinois
January 28, 1997


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED INCOME AND REINVESTED EARNINGS
                                  (In Millions)



                                                         Year Ended December 31
                                                        1996      1995       1994
                                                       ------   ------     ------
Gross income .....................................   $  762.9  $  709.2  $  642.6

Costs and expenses
     Operating expenses ..........................      335.9     312.2     293.0
     Interest ....................................      118.2      99.4      78.3
     Provision for depreciation and amortization .      138.7     121.4     111.8
     Selling, general and administrative .........       63.3      55.2      46.7
                                                       ------    ------    ------
                                                        656.1     588.2     529.8
                                                       ------    ------    ------
Income before income taxes and equity in net
     earnings of affiliated companies ............      106.8     121.0     112.8

Income taxes .....................................       41.3      47.2      42.7
                                                       ------    ------    ------

Income before equity in net earnings of
     affiliated companies ........................       65.5      73.8      70.1

Equity in net earnings
     of affiliated companies .....................       14.8      20.1      16.9
                                                       ------    ------    ------

Net income .......................................       80.3      93.9      87.0

Reinvested earnings at beginning of year .........      392.7     346.9     306.5

Dividends paid to GATX Corporation ...............      (41.6)    (48.1)    (46.6)
                                                       ------    ------    ------

Reinvested earnings at end of year ...............   $  431.4  $  392.7  $  346.9
                                                       ======    ======    ======


See notes to consolidated financial statements.


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                               December 31
                                                         ----------------------
                                                         1996              1995
                                                         ----              ----
ASSETS


Cash and cash equivalents                           $     20.7       $     13.4


Trade receivables--net                                    83.7             64.8


Operating Lease Assets and Facilities:
    Railcars and support facilities                    2,436.5          1,945.1
     Tank storage terminals and pipelines              1,377.8          1,242.3
                                                      ---------        ---------
                                                       3,814.3          3,187.4

     Less - Allowance for depreciation                (1,558.7)        (1,332.3)
                                                      ---------        ---------
                                                       2,255.6          1,855.1


Due from GATX Corporation                                408.3            373.9


Investments in affiliated companies                      189.2            221.2

Other assets                                             104.8            102.6








TOTAL ASSETS                                          $3,062.3         $2,631.0
                                                      ========         ========




See notes to consolidated financial statements.






                                                           December 31
                                                    --------------------------
                                                    1996                  1995
                                                    --------           -------

LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY

Accounts payable                                   $   128.8        $     89.9

Accrued expenses                                        40.8              36.4

Debt
     Short-term debt                                   166.9             144.8
     Long-term debt                                  1,230.0             972.9
     Capital lease obligations                         108.1             115.1
                                                  ----------        ----------
                                                     1,505.0           1,232.8

Deferred income taxes                                  352.1             281.1

Other deferred items                                   261.3             250.0
                                                  ----------        ----------

     Total liabilities and deferred items            2,288.0           1,890.2



Shareholder's equity
     Common Stock--par value $1 per share,
         1,000 shares authorized, issued and
         outstanding (owned by GATX Corporation)           -                 -
     Additional capital                                335.0             335.0
     Reinvested earnings                               431.4             392.7
     Cumulative foreign currency translation
         adjustment                                      7.9              13.1
                                                   ----------         ---------

     Total shareholder's equity                        774.3             740.8
                                                   ----------        ----------


TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY                       $3,062.3          $2,631.0
                                                    ========          ========






          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (In Millions)

                                                            Year Ended December 31
                                                           ------------------------
                                                           1996      1995      1994
                                                          ------    ------    ------

OPERATING ACTIVITIES
  Net income ........................................   $   80.3  $   93.9  $   87.0
   Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for depreciation
                 and amortization ....................     138.7     121.4     111.8
               Deferred income taxes .................      17.9      18.2      10.7
   Other (includes working capital) ..................      (6.2)    (22.3)     (8.7)
                                                           ------    ------    ------

   NET CASH PROVIDED BY OPERATING ACTIVITIES .........      230.7     211.2     200.8


INVESTING ACTIVITIES
   Additions to operating lease assets and facilities:
        Railcars and support facilities ..............     (299.6)   (382.0)   (281.8)
        Tank storage terminals and pipelines .........     (129.2)   (128.9)   (144.9)
   Investments in affiliated companies ...............       (4.4)    (30.3)    (13.1)
   Other investments .................................      (83.1)       --        --
                                                           ------    ------    ------
        Capital additions ............................     (516.3)   (541.2)   (439.8)
   Proceeds from asset dispositions ..................      184.7     270.7     137.3
                                                           ------    ------    ------

   NET CASH USED IN INVESTING ACTIVITIES .............     (331.6)   (270.5)   (302.5)


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..........      280.0     200.4     182.4
   Repayment of long-term debt .......................     (101.1)    (91.5)    (50.7)
   Net increase in short-term debt ...................       11.9      15.4      25.2
   Repayment of capital lease obligations ............       (6.6)     (6.5)     (4.9)
   Cash dividends paid to GATX Corporation ...........      (41.6)    (48.1)    (46.6)
   Net increase in amount due from GATX Corporation ..      (34.4)    (11.5)      (.9)
                                                           ------    ------    ------


NET CASH PROVIDED BY
   FINANCING ACTIVITIES ..............................      108.2      58.2     104.5



NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..............................   $    7.3  $   (1.1) $    2.8
                                                           =======    =======   ======



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

Operating Lease Assets and Facilities: Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and facilities and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases and are computed by the straight-line method which results in equal annual depreciation charges over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows:

  Railcars                                                       20-33 years
  Buildings, leasehold improvements,
     storage tanks, and pipelines                                 5-40 years
  Machinery and related equipment                                 3-25 years

Goodwill: GATC has classified as goodwill the cost in excess of the fair value of net assets acquired. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. GATC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business. Goodwill, net of accumulated amortization of $3.4 million and $2.7 million, was $41.9 million and $18.3 million as of December 31, 1996 and 1995, respectively. Amortization expense was $.8 million for 1996 and $.5 million for 1995 and 1994.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $130.4 million at December 31, 1996.

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

Foreign Currency Translation: The assets and liabilities of GATC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. Incremental unrealized translation gains (losses) recorded in the cumulative foreign currency translation adjustment account were $(5.2) million, $(8.4) million and $19.1 million during 1996, 1995, and 1994, respectively.

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

Reclassifications: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

NOTE B--ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in operating lease assets and facilities are classified as operating leases.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B--ACCOUNTING FOR LEASES (CONT'D)

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 1996 were (in millions):

             1997                                          $   519.1
             1998                                              370.9
             1999                                              273.3
             2000                                              182.3
             2001                                              106.0
             Years thereafter                                  294.3
                                                            ----------

                                                            $1,745.9

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Operating lease assets and facilities includes cost and related allowances for depreciation of $152.2 million and $82.7 million, respectively, at December 31, 1996 and $152.8 million and $76.5 million, respectively, at December 31, 1995 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale-leasebacks substantially all of which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1996, 1995, and 1994 was $81.3 million, $65.1 million, and $50.3 million, respectively.

Minimum future rental payments: Future minimum rental payments due under noncancelable leases at December 31, 1996 were (in millions):

                                               Capital         Operating
                                               Leases           Leases

      1997                                   $   17.5      $      72.1
      1998                                       17.3             74.1
      1999                                       17.3             69.2
      2000                                       17.2             70.0
      2001                                       16.8             70.8
      Years thereafter                           81.5          1,205.4
                                            ---------       ----------
                                                167.6        $ 1,561.6
                                                            ==========

      Less - Amount representing interest       (59.5)
                                           ----------

      Present value of future
        minimum capital lease
        payments                              $ 108.1
                                              =======

The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Interest expense on the above capital lease obligations was $10.2 million in 1996, $10.6 million in 1995, and $11.3 million in 1994.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE C--ADVANCES TO/FROM PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $37.4 million in 1996, $34.9 million in 1995, and $17.4 million in 1994. Interest expense on advances from GATX to GATC was $9.1 million in 1996, $6.2 million in 1995, and $1.8 million in 1994. These advances have no fixed maturity date. Interest income/expense on advances to/from GATX were based on an interest rate which is adjusted annually in accordance with an estimate of short-term borrowing rates and averaged 5.55% in 1996, 7.45% in 1995, and 4.09% in 1994.

NOTE D--INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 20 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These domestic and foreign investments are in businesses similar to those of GATC's operations. Distributions received from such jointly-owned companies were $5.2 million, $7.3 million, and $2.6 million in 1996, 1995, and 1994, respectively.

Summarized operating results for all affiliated companies in their entirety were (in millions):

                                                      For the Year
                                              ----------------------------
                                              1996       1995         1994
                                              ------    ------       -----

              Revenues                        $205.9    $233.8       $206.8
              Net income                        30.7      44.0         35.7

Summarized balance sheet data for all affiliated companies in their entirety were (in millions):

                                                              December 31
                                                       -----------------------
                                                        1996             1995
                                                       ------            -----

              Total assets                             $870.3           $868.0
              Long-term liabilities                     442.6            347.6
              Other liabilities                         121.0            151.5
                                                       ------          -------

              Shareholder's equity                     $306.7           $368.9
                                                       ======           ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE E--FOREIGN OPERATIONS

GATC has a number of investments in subsidiaries and affiliated companies which are located in or derive income from foreign countries. Foreign entities contribute significantly to equity in net earnings of affiliated companies. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated assets for a Canadian railcar subsidiary, a United Kingdom terminaling operation, and a Mexican railcar operation.

Gross Income (in Millions)                    1996         1995         1994
--------------------------                  --------     --------     --------

Foreign                                   $    66.2    $    35.5    $    30.6
United States                                 696.7        673.7        612.0
                                          ---------    ---------     --------

                                          $   762.9    $   709.2     $  642.6
                                          =========    =========     ========

Income Before Income Taxes and
Equity in Net Earnings of Affiliated
Companies (in Millions)                     1996          1995           1994
-------------------------------------     --------      --------       -------

Foreign                                   $   (0.1)    $     .7      $    2.8
United States                                106.9        120.3         110.0
                                          --------     --------      --------

                                          $  106.8     $  121.0      $  112.8
                                          ========     ========      ========

Equity in Net Earnings of
Affiliated Companies (in Millions)          1996          1995          1994
----------------------------------        --------      --------       ------

Foreign                                   $   14.0     $   19.6      $   16.9
United States                                   .8           .5             -
                                          --------     --------      --------

                                          $   14.8     $   20.1      $   16.9
                                          ========     ========      ========


Identifiable Assets (in Millions)           1996         1995          1994
---------------------------------         --------     --------      --------

Foreign                                   $  644.5     $  318.2      $  273.1
United States                              2,417.8      2,312.8       2,193.5
                                          --------     --------      --------

                                          $3,062.3     $2,631.0      $2,466.6
                                          ========     ========      ========


Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an increase or decrease to the unrealized foreign currency translation adjustment within the cumulative unrealized equity adjustments account.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE F--SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt and its weighted average interest rate as of year end were (in millions):

                                                December 31
                               -------------------------------------------
                                      1996                     1995
                               -------------------      ------------------
                                Amount      Rate         Amount       Rate
                               -------      ----        -------       ----
Commercial paper               $  10.0      5.58%       $  44.6       6.02%
Other short-term borrowings      156.9      5.74          100.2       6.41
                               -------                  -------

                                $166.9                   $144.8
                               =======                   ======

Under a revolving credit agreement with a group of banks, GATC may borrow up to $300.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement GATC met its requirement to maintain a minimum net worth of $590.1 million at December 31, 1996. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $10.0 million of commercial paper outstanding. GATC had borrowings of $96.4 million under unsecured money market lines at December 31, 1996. CGTX, GATC's Canadian railcar subsidiary, had bankers' acceptances and other uncommitted short-term borrowings of $21.1 million Canadian dollars at December 31, 1996. GTL, GATX Terminals' U.K. subsidiary, has a revolving credit agreement of (pound)28.0 million of which (pound)1.7 million was available at year end.

Interest expense on short-term debt was $11.9 million in 1996, $8.5 million in 1995, and $6.2 million in 1994.

NOTE G--LONG-TERM DEBT

Long-term debt consisted of (in millions):

                                 Interest     Final               December 31
                                  Rates      Maturity          1996        1995
                             --------------------------------------------------
Fixed Rate:
 Term notes                  5.75%-10.875%   1997-2011      $1,142.1     $885.0
 Industrial revenue bonds    6.625%-7.3%     2019-2024          87.9       87.9
                                                            --------     ------

                                                            $1,230.0     $972.9
                                                            ========     ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE G--LONG-TERM DEBT (CONT'D)

Maturities of GATC's long-term debt as of December 31, 1996 for each of the years 1997 through 2001 were (in millions):

                          Year                  Amount

                          1997                $   66.0
                          1998                   111.2
                          1999                    93.8
                          2000                   108.3
                          2001                    95.8

Interest cost incurred on long-term debt, net of capitalized interest, was $87.0 million in 1996, $74.1 million in 1995, and $59.0 million in 1994. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $3.7 million in 1996, $4.6 million in 1995, and $2.7 million in 1994.

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GATC utilizes off-balance sheet financial instruments to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1996 GATC had the following off-balance sheet financial instruments (in millions):

                                   Notional     Pay          Receive
Interest Rate Swaps                 Amount   Rate/Index    Rate/Index  Maturity
---------------------               ------  -----------  ------------  --------
GATC pays fixed, receives floating  $881.0 5.097%-8.745%     LIBOR     1997-2001
GATC pays floating, receives fixed   912.0    LIBOR      6.205%-7.646% 2003-2006


Currency Swaps                      Receive    Deliver     Maturity

Canadian dollar swaps               $115.0    C$156.1       2011

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONT'D)

GATC had the following interest rate hedge activity (in millions):

                                                      Pay                 Pay
Interest Rate Swaps                                  Fixed              Floating
--------------------                                ------              --------
Balance at January 1, 1995                          $500.0               $600.0

Additions                                            365.5                250.0
Maturities                                          (100.0)                   -
                                                    -------              -------

Balance at December 31, 1995                         765.5                850.0

Additions                                            315.5                 62.0
Maturities                                          (200.0)                   -
                                                   -------               -------

Balance at December 31, 1996                        $881.0               $912.0
                                                    ======               ======

GATC manages its assets and liabilities using interest rate swaps and on occasion uses interest rate forwards for anticipated transactions. Interest rate swaps are utilized to better match the duration of GATC's debt portfolio to the duration of its railcar leases. Railcar assets are financed with long-term fixed rate debt or through sale-leasebacks. However, the railcar assets are placed on lease with average new lease terms of 5 years; the average renewal term is 3 years. Rents are fixed over these lease terms. Interest rate swaps effectively convert GATC's long-term fixed rate debt to fixed rate debt with maturities of 3 months to 3 years. Through the swap program, railcar lease rates are expected to better reflect GATC's interest costs. At GATX Terminals Limited, an interest rate swap is used to fix the interest rate on a portion of its floating rate debt.

In its swaps, GATC agrees to exchange at specific intervals the difference between fixed and floating rate interest amounts calculated on an agreed upon notional principal amount. The swaps have in effect converted $31.0 million of long-term fixed rate debt into floating rate debt and $881.0 million of long-term fixed rate debt into 1-3 year fixed rate debt.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is an estimate of the amount the company would receive or pay to terminate the swap agreement; at December 31, 1996, GATC would have paid $10.4 million if the swaps were terminated. At December 31, 1995, GATC would have received $27.1 million if the swaps were terminated.

GATC has entered into currency swaps to hedge $115.0 million in debt obligations at its Canadian subsidiary.

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

NOTE I--FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of GATC's financial instruments that were recorded on the balance sheet at year end (in millions):

                                                  December 31
                                   -----------------------------------------
                                            1996                   1995
                                   --------------------   ------------------
                                   Carrying      Fair     Carrying      Fair
                                    Amount       Value     Amount      Value
                                   --------     ------    --------   --------
Assets:
 Cash and cash equivalents         $  20.7     $  20.7    $  13.4    $  13.4
 Trade receivables-net                83.7        83.7       64.8       64.8
 Due from GATX Corporation           408.3       408.3      373.9      373.9

Liabilities:
 Accounts payable                    128.8       128.8       89.9       89.9
 Short-term debt                     166.9       166.9      144.8      144.8
 Long-term debt - fixed            1,230.0     1,300.4      972.9    1,085.2

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

NOTE J--PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $5.0 million in 1996, $3.5 million in 1995, and $6.6 million in 1994.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE J-- PENSION BENEFITS (CONT'D)

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for 1996, 1995, and 1994 was $3.0 million, $3.1 million, and $2.6 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

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

Net  periodic   postretirement  cost  includes  the  following   components  (in
millions):

                                              1996     1995     1994
                                              ----     ----     ----

  Current service cost                       $  .4    $  .4    $  .4
  Interest cost on accumulated
   postretirement benefit obligation           4.1      4.2      4.7
                                            -------  -------   ------

  Net periodic postretirement benefit cost  $  4.5    $ 4.6    $ 5.1
                                            =======  =======   ======

  Discount rate                              7.75%    7.75%     7.75%
                                            =======  =======   ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONT'D)

The following  table sets forth the amounts  recognized  in GATC's  consolidated balance sheet (in millions):
                                                              December 31
                                                        1996              1995
                                                       -----              ----

Accumulated postretirement benefit obligation
  Retirees                                             $47.0             $48.2
  Fully eligible active plan participants                2.4               2.5
  Other active plan participants                         5.2               4.8
                                                      ------             ------

 Total accumulated postretirement benefit obligation    54.6              55.5

 Unrecognized gain                                      10.1               9.1
                                                       -----             ------

 Accrued postretirement benefit liability              $64.7             $64.6
                                                       =====             =====


The accrued postretirement benefit liability was determined using an assumed discount rate of 7.75% for 1996 and 1995.

For measurement purposes, blended rates ranging from 7% decreasing to 5% over the next year and remaining at that level thereafter were used for the increase in the per capita cost of covered health care benefits. The health care cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed health care cost trend rates by 1% would increase the accumulated postretirement benefit obligation by $3.9 million and would increase aggregate service and interest cost components of net periodic postretirement benefit cost by $.3 million per year.


NOTE L--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES (CONT'D)

Significant components of GATC's deferred tax liabilities and assets were (in millions):

                                                                December 31
                                                           1996           1995
                                                           ----           ----
Deferred tax liabilities:
 Book/tax basis differences due to depreciation           $392.9         $329.4
 Other                                                      45.8           30.1
                                                          ------        -------
        Total deferred tax liabilities                     438.7          359.5

Deferred tax assets:
 Accruals not currently deductible for tax purposes         35.9           34.4
 Postretirement benefits other than pensions                22.7           22.8
 Lease accounting                                           21.8           19.4
 Other                                                       6.2            1.8
                                                        --------       --------
        Total deferred tax assets                           86.6           78.4
                                                        --------       --------

Net deferred tax liabilities                              $352.1         $281.1
                                                        ========        ========

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

Income taxes consisted of (in millions)

                                                For the Year
                                      -----------------------------
                                       1996       1995        1994
                                      ------     ------       -----
  Current-
    Domestic:
      Federal                         $ 19.4      $ 26.7      $ 30.1
      State and local                    1.8         2.2         1.7
                                     -------    --------    --------
                                        21.2        28.9        31.8
    Foreign                              2.2          .1          .2
                                     -------    --------    --------
                                        23.4        29.0        32.0
   Deferred-
     Domestic:
       Federal                          16.9        16.7         8.4
       State and local                   1.5         1.0         1.5
                                     -------    --------    --------
                                        18.4        17.7         9.9
    Foreign                              (.5)         .5          .8
                                     -------    --------    --------
                                        17.9        18.2        10.7
                                     -------    --------    --------

   Income tax expense                 $ 41.3      $ 47.2      $ 42.7
                                     =======    ========    ========

   Income taxes paid                  $ 23.9      $ 26.9      $ 31.9
                                     =======    ========    ========

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES (CONT'D)

The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:

                                                        For the Year
                                               ------------------------------
                                               1996         1995         1994
                                               ----         ----         ----
Federal statutory income tax rate              35.0%        35.0%        35.0%
Add (deduct) effect of:
   Foreign income                               2.2          1.0           .7
   State income taxes                           2.0          1.7          1.9
   Minority interest                              -          2.0           .9
   Purchase accounting adjustments                -            -           .3
   Other                                        (.6)         (.7)        (1.0)
                                              ------       ------        -----

                                               38.6%        39.0%        37.8%
                                              ======       ======        =====



NOTE M--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GATC's revenues are derived from a wide range of industries and companies. However, approximately 80% of total consolidated revenues are generated from the transportation or storage of products for the chemical and petroleum industries.

Under its customer lease agreements, GATC retains legal ownership of the asset except when such assets have been financed by sale-leasebacks. GATC performs credit evaluations prior to approval of a lease contract. Subsequently, the creditworthiness of the customer is monitored on an ongoing basis. GATC maintains an allowance for possible losses to provide for potential losses should customers become unable to discharge their obligations to GATC.

At December 31, 1996 GATC had firm commitments to acquire railcars and to upgrade facilities totaling $121 million.

GATC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial, and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATC and its subsidiaries in the discharge of such liability are not likely to be material to GATC's consolidated financial position or results of operations.

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


GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)


                                                          (In millions)
                                                    ----------------------------
                                                       1996    1995     1994
                                                    ----------------------------

Gross Income:
     Railcar Leasing and Management                  $  427.9 $  360.9 $  322.1
     Terminals and Pipelines                            297.6    313.4    303.1
                                                       ------   ------   ------

              Subtotal                                  725.5    674.3    625.2

     Intersegment amounts with other GATX segments       37.4     34.9     17.4
                                                       ------   ------   ------

CONSOLIDATED                                         $  762.9 $  709.2 $  642.6
                                                       ======   ======   ======


Income Before Income Taxes and Equity
     in Net Earnings of Affiliated Companies:
     Railcar Leasing and Management                  $  103.8 $   90.7 $   79.6
     Terminals and Pipelines                              3.0     30.3     33.2
                                                       ------   ------   ------

CONSOLIDATED                                         $  106.8 $  121.0 $  112.8
                                                       ======   ======   ======


Equity in Net Earnings
     of Affiliated Companies:
         Railcar Leasing and Management              $    2.9 $    5.4 $    4.7
         Terminals and Pipelines                         11.9     14.7     12.2
                                                       ------   ------   ------

CONSOLIDATED                                         $   14.8 $   20.1 $   16.9
                                                       ======   ======   ======


Net Income:
         Railcar Leasing and Management              $   67.7 $   62.9 $   55.1
         Terminals and Pipelines                         12.6     31.0     31.9
                                                       ------   ------   ------

CONSOLIDATED                                         $   80.3 $   93.9 $   87.0
                                                       ======   ======   ======




GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)



                                                        (In Millions)
                                               ---------------------------------
                                                   1996       1995        1994
                                               ---------------------------------

Identifiable Assets:
    Railcar Leasing and Management             $  2,387.1  $  2,041.9  $  1,882.8
    Terminals and Pipelines                       1,193.5     1,101.5     1,022.5
    Other                                             1.0         1.0          .6
                                                 --------    --------    --------
                                                  3,581.6     3,144.4     2,905.9
    Intersegment amounts                           (519.3)     (513.4)     (439.3)
                                                 --------    --------    --------

CONSOLIDATED                                   $  3,062.3  $  2,631.0  $  2,466.6
                                                 ========    ========    ========

Capital Additions:
    Railcar Leasing and Management             $    386.8  $    392.6  $    285.4
    Terminals and Pipelines                         129.5       148.6       154.4
                                                 --------    --------    --------

CONSOLIDATED                                   $    516.3  $    541.2  $    439.8
                                                 ========    ========    ========

Provision for Depreciation and Amortization:
    Railcar Leasing and Management             $     86.8  $     76.1  $     68.3
    Terminals and Pipelines                          51.9        45.3        43.5
                                                 --------    --------    --------

CONSOLIDATED                                   $    138.7  $    121.4  $    111.8
                                                 ========    ========    ========

Interest Expense:
    Railcar Leasing and Management             $    108.5  $     92.2  $     70.0
    Terminals and Pipelines                          53.5        46.4        39.7
                                                 --------    --------    --------
                                                    162.0       138.6       109.7
    Intersegment amounts                            (43.8)      (39.2)      (31.4)
                                                 --------    --------    --------

CONSOLIDATED                                   $    118.2  $     99.4  $     78.3
                                                 ========    ========    ========




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                  (In Millions)



-------------------------------------------------------------------------------------------------------------------


          COL. A                      COL. B         COL. C      COL. D        COL. E          COL. F

-------------------------------------------------------------------------------------------------------------------


                                          ADDITIONS
                                                                 Charged to
                                     Balance at     Charged to    Other                        Balance
                                      Beginning      Costs &     Accounts-      Deductions-    at End
                                      of Period      Expenses    Describe        Describe     of Period
-------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
     Allowance for possible losses
         in collection of trade
         receivables - Note A        $  5.4        $  .3      $   1.7 (B)      $   1.9 (C)      $  5.5

Year ended December 31, 1995:
     Allowance for possible losses
         in collection of trade
         receivables - Note A        $  5.4       $  .1       $   1.2 (B)      $   1.3 (C)      $  5.4

Year ended December 31, 1994:
     Allowance for possible losses
         in collection of trade
         receivables - Note A        $  5.8       $  .1       $  --            $   .5 (C)       $  5.4


Note A - Deducted from asset accounts. Note B - Transfer from other accounts. Note C - Uncollectible accounts charged off.



                                                                     EXHIBIT 12

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                         (In Millions Except For Ratios)



                                                        1996       1995      1994     1993      1992
                                                       ------     ------   ------   ------      -----

Earnings available for fixed charges:
     Net Income ..................................   $   80.3  $   93.9  $   87.0  $   74.1  $   66.1

Add (deduct):
     Income taxes ................................       41.3      47.2      42.7      45.1      31.7
     Cumulative effect of accounting changes .....         -         -         -         -        6.7
     Equity in net earnings of affiliated
          companies, net of distributions received       (9.6)    (12.8)    (14.2)    (11.5)    (13.2)
     Interest on indebtedness and amortization
          of debt discount and expense ...........      118.2      99.4      78.3      78.8      96.0
     Amortization of capitalized interest ........        1.1       1.1       1.1       1.1       1.1
     Portion of rents representative of interest
          factor (deemed to be one-third) ........       27.0      21.7      16.8      13.2       9.3
                                                       ------    ------    ------    ------    ------

     Total earnings available for fixed charges ..   $  258.3  $  250.5  $  211.7  $  200.8  $  197.7
                                                       ======    ======    ======    ======    ======

Fixed charges:
     Interest on indebtedness and amortization
          of debt discount and expense ...........   $  118.2  $   99.4  $   78.3  $   78.8  $   96.0
     Capitalized interest ........................        3.7       4.6       2.7       2.4       2.8
     Portion of rents representative of interest
          factor (deemed to be one-third) ........       27.0      21.7      16.8      13.2       9.3
                                                       ------    ------    ------    ------    ------

     Total fixed charges .........................   $  148.9  $  125.7  $   97.8  $   94.4  $  108.1
                                                       ======    ======    ======    ======    ======

Ratio of earnings to fixed charges(A) ............      1.73x     1.99x     2.16x     2.13x     1.83x



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


                                                                    EXHIBIT 23




CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in Registration Statement No. 33-48475 on Form S-3 filed July 30, 1992, Registration Statement No. 33-52301 on Form S-3 filed February 16, 1994, and Registration Statement No.33-64697 on Form S-3 filed December 1, 1995 of General American Transportation Corporation of our report dated January 28, 1997 with respect to the consolidated financial statements and schedule of General American Transportation Corporation included in this Annual Report on Form 10-K for the year ended December 31, 1996.



                                                              ERNST & YOUNG LLP


Chicago, Illinois
March 14, 1997

EXHIBITS FILED WITH DOCUMENT

12. Statement regarding computation of ratios of earnings to fixed charges.

23.     Consent of Independent Auditors

27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1996, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.

        Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.