Form 10-Q
period 1997-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1997-05-09
CIK 276478

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    Form 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarterly Period Ended                 Commission File Number
                March 31, 1997                             2-54754



                   General American Transportation Corporation



        Incorporated in the                    IRS Employer Identification No.
        State of New York                                36-2827991


                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 30, 1997.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                          PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   In Millions


                                                               Three Months Ended
                                                                     March 31
                                                              ---------------------
                                                                1997          1996
                                                              --------       ------

Gross income ...........................................      $  194.0    $  179.3


Costs and expenses
    Operating expenses .................................          84.1        81.8
    Interest ...........................................          29.3        26.1
    Provision for depreciation and amortization ........          38.0        31.3
    Selling, general and administrative ................          18.6        14.3
                                                                 ------      ------
                                                                 170.0       153.5
                                                                 ------      ------

Income before income taxes and equity in net
    earnings of affiliated companies ...................          24.0        25.8

Income taxes ...........................................           9.7         9.7
                                                                 ------      ------

Income before equity in net earnings of
   affiliated companies ................................          14.3        16.1

Equity in net earnings of affiliated
    companies ..........................................           2.3         4.3
                                                                 ------      ------

Net income .............................................      $   16.6    $   20.4
                                                                 ======      ======


Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.




          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions



ASSETS

                                                            March 31    December 31
                                                             1997          1996
                                                          ----------   ------------
                                                          (Unaudited)

Cash and cash equivalents ..........................     $     18.2    $     20.7


Trade receivables - net ............................           62.6          83.7


Operating lease assets and facilities:
      Railcars and support facilities ..............        2,506.1       2,436.5
      Tank storage terminals and pipelines .........        1,374.5       1,377.8
                                                           --------      --------
                                                            3,880.6       3,814.3


Less - Allowance for depreciation ..................       (1,586.5)     (1,558.7)
                                                           --------      --------
                                                            2,294.1       2,255.6


Due from GATX Corporation ..........................          415.9         408.3


Investments in affiliated companies ................          191.6         189.2


Other assets .......................................          117.8         104.8
                                                            --------      --------




TOTAL ASSETS .......................................     $  3,100.2    $  3,062.3
                                                            ========      ========









LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                                                 March 31  December 31
                                                                   1997       1996
                                                              ----------   ----------
                                                              (Unaudited)

Accounts payable .........................................   $    113.5 $    128.8

Accrued expenses .........................................         46.4       40.8

Debt
      Short-term debt ....................................        267.4      166.9
      Long-term debt .....................................      1,181.0    1,230.0
      Capital lease obligations ..........................        104.0      108.1
                                                               --------   --------
                                                                1,552.4    1,505.0

Deferred income taxes ....................................        351.2      352.1

Other deferred items .....................................        260.2      261.3
                                                               --------   --------

      Total liabilities and deferred items ...............      2,323.7    2,288.0

Shareholder's equity
      Common Stock - par value $1 per share;
           1,000 shares authorized, issued and
           outstanding (owned by GATX Corporation) .......       --         --
      Additional capital .................................        335.0      335.0
      Reinvested earnings ................................        438.0      431.4
      Cumulative foreign currency translation adjustment .          3.5        7.9
                                                               --------   --------

           Total shareholder's equity ....................        776.5      774.3
                                                               --------   --------

TOTAL LIABILITIES, DEFERRED ITEMS
      AND SHAREHOLDER'S EQUITY ...........................   $  3,100.2 $  3,062.3
                                                               ========   ========



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                              Three Months Ended
                                                                   March 31
                                                              -------------------
                                                                1997        1996
                                                              -------      ------

OPERATING ACTIVITIES
    Net income ............................................    $  16.6   $   20.4
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for depreciation and amortization ....       38.0       31.3
           Deferred income taxes ..........................        1.0        4.8
    Other (includes working capital) ......................        5.3       (9.8)
                                                                 -----     ------

    NET CASH PROVIDED BY OPERATING ACTIVITIES .............       60.9       46.7


INVESTING ACTIVITIES
    Additions to operating lease assets and facilities
       Railcars and support facilities ....................      (82.6)     (81.3)
       Tank storage terminals and pipelines ...............      (10.7)     (36.7)
    Investments in affiliated companies and other .........         .7        (.9)
                                                                 -----     ------
       Capital additions ..................................      (92.6)    (118.9)
    Proceeds from asset dispositions ......................        1.7         .9
                                                                 -----     ------

    NET CASH USED IN INVESTING ACTIVITIES .................      (90.9)    (118.0)

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt ..............        --       100.0
    Repayment of long-term debt and other .................      (48.4)      (5.1)
    Net increase (decrease) in short-term debt ............       97.6       (1.0)
    Repayment of capital lease obligations ................       (4.1)      (3.7)
    Cash dividends paid to GATX Corporation ...............      (10.0)     (11.8)
    Net increase in amount due from GATX Corporation ......       (7.6)      (9.9)
                                                                 -----     ------

    NET CASH PROVIDED BY  FINANCING ACTIVITIES ............       27.5       68.5
                                                                 -----     ------


NET DECREASE IN CASH AND CASH EQUIVALENTS .................    $  (2.5)  $   (2.8)
                                                                 =====     ======


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 1997
                          TO FIRST THREE MONTHS OF 1996


GENERAL

General American Transportation Corporation's (GATC's) net income for the first quarter of 1997 was $17 million compared to $20 million for the first quarter of 1996. While Transportation benefitted from more railcars on lease, higher rates, and the consolidation of CGTX, Terminals reported a loss for the quarter due to competitive pricing pressures and the recognition of transformation costs. For the first quarter of 1996, Transportation's 45% interest in CGTX, a Canadian railcar company, was accounted for as equity in earnings of affiliates. Transportation acquired the remaining 55% interest in July 1996, whereupon those operations became fully consolidated.

Net cash provided by operating activities increased $14 million, from $47 million for the first three months of 1996 to $61 million for the first three months of 1997. The increase includes changes in working capital and inclusion of CGTX's operating cash flows.

Capital additions for the quarter totaled $93 million, $26 million lower than the 1996 first quarter. Transportation invested $83 million in its railcar fleet and facilities, similar to the level of spending for the first quarter of 1996; the number of railcars added was approximately the same for both quarters. Terminals' capital additions declined from the year ago period primarily because the first quarter of 1996 included $20 million for the Central Florida Pipeline expansion project which was completed late in 1996.

GATC had available unused committed lines of credit of $208 million at March 31, 1997. Under a $650 million shelf registration for pass through certificates and debt securities, $207 million had been issued as of the end of the first quarter of 1997; no notes were issued during the quarter.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
--------------------------------------------------------------------------------


                               Three Months Ended
(In Millions)                       March 31
                              ----------------------
                               1997          1996              Change
                              --------      --------      -----------------

Gross Income                  $116.2        $ 97.2         $ 19.0       20%

Net Income                    $ 18.0        $ 15.7         $  2.3       15%

--------------------------------------------------------------------------------


Transportation's gross income for the first quarter of 1997 increased 20% from the comparable prior year period. The consolidation of CGTX accounted for $14 million of the increase, with the remaining revenue increase primarily due to approximately 2,400 more cars on lease as well as higher overall average lease rates. About 73,900 tank and freight railcars were on lease throughout North America at quarter end, including 8,900 cars in Canada. With a total fleet of 78,700 railcars, utilization ended the quarter at 94%, up from about 93% at March 31, 1996. For the first three months, almost 1,300 new and existing railcars were acquired, roughly comparable to the first quarter of 1996.

Net income increased 15% from the first quarter of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue were approximately the same as for the first quarter of 1996. Because the majority of U.S. railcar additions have been financed using sale-leasebacks in recent years, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX's railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. For the first quarter of 1996, the operating results for CGTX were recorded as equity in net earnings of affiliates, whereas for the first quarter of 1997, CGTX's revenues and costs were fully consolidated.

TERMINALS AND PIPELINES
--------------------------------------------------------------------------------


                               Three Months Ended
(In Millions)                       March 31
                              ---------------------
                                1997         1996             Change
                              -------      --------     -----------------

Gross Income                  $ 70.5        $ 72.8      $ (2.3)     (3)%

Net Income (Loss)             $ (1.4)       $  4.7      $ (6.1)   (130)%

--------------------------------------------------------------------------------


Terminals' 1997 first quarter gross income declined 3% from the year ago period. Petroleum storage pricing pressures have continued from last year. Low petroleum inventory levels have created a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. While the petroleum storage market has been and continues to be difficult, chemical storage revenue has remained more steady, and Terminals' pipelines reported a revenue increase as compared to the first quarter of 1996. Throughput of petroleum and chemical products at Terminals' facilities was 165 million barrels compared to 169 million barrels for the first three months of 1996. Capacity utilization at wholly-owned facilities was 89% at the end of the quarter versus 85% a year ago.

Terminals reported a $1.4 million loss for the quarter, a significant decrease from last year's $4.7 million profit. Included in first quarter 1997 results is $1.8 million (pretax) of costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. Asset ownership costs (depreciation and interest) were approximately $4 million over the prior year's quarter reflecting the full impact of business expansion and facilities improvements in the prior year. Due to the decrease in revenues, asset ownership costs now represent a higher percentage of revenues. Equity in net earnings of affiliated companies were $2.2 million, $.6 million lower than the first quarter of 1996, primarily due to lower earnings from several international joint ventures.

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

     27   Financial  Data  Schedule for GATC for the quarter  ended March 31,
          1997 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                                 GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                (Registrant)




                                              /s/D. Ward Fuller
                                             ----------------------
                                                 D. Ward Fuller
                                      President, Chief Executive Officer
                                                   and Director
                                              (Duly Authorized Officer)




                                               /s/Donald J. Schaffer
                                              ----------------------
                                                  Donald J. Schaffer
                                         Vice President, Finance and Chief
                                                    Financial Officer

Date:  May 9, 1997


                                                                         Exhibit 12

                   GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                         In Millions, Except For Ratios


                                                          Three Months    Year Ended
                                                         Ended March 31   December 31
                                                         --------------   -----------
                                                           1997    1996       1996
                                                          -----   -----   -----------
                                                           (Unaudited)

Earnings available for fixed charges:
     Net income ......................................   $  16.6  $  20.4  $   80.3

     Add (deduct):
         Income taxes ................................       9.7      9.7      41.3
         Equity in net earnings of affiliated
              companies, net of distributions received      (1.5)    (3.0)     (9.6)
         Interest on indebtedness and amortization
              of debt discount and expense ...........      29.3     26.1     118.2
         Amortization of capitalized interest ........        .3       .3       1.1
         Portion of rents representative of interest
              factor (deemed to be one-third) ........       6.8      5.8      27.0
                                                           -----    -----    ------

Total earnings available for fixed charges ...........   $  61.2  $  59.3  $  258.3
                                                           =====    =====    ======

Fixed charges:
     Interest on indebtedness and amortization
         of debt discount and expense ................   $  29.3  $  26.1  $  118.2
     Capitalized interest ............................        .2      1.3       3.7
     Portion of rents representative of interest
         factor (deemed to be one-third) .............       6.8      5.8      27.0
                                                           -----    -----    ------

Total fixed charges ..................................   $  36.3  $  33.2  $  148.9
                                                          =====    =====    ======

Ratio of earnings to fixed charges(A) ................      1.69x    1.79x    1.73x


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
          charges.

     27 Financial Data Schedule for GATC for the quarter ended March 31, 1997 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.