Form 10-Q
period 1997-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1997-08-13
CIK 276478

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


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended                Commission File Number
              June 30, 1997                                2-54754




                   General American Transportation Corporation


     Incorporated in the                     IRS Employer Identification No.
      State of New York                                36-2827991

                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of July 31, 1997.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------




                          PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   In Millions


                                                    Three Months Ended    Six Months Ended
                                                          June 30             June 30
                                                    ------------------    ----------------
                                                     1997        1996      1997      1996
                                                    ------      ------    ------    ------

Gross income ...................................   $ 201.4     $ 182.3   $ 395.4   $ 361.6

Costs and expenses
     Operating expenses ........................      86.8        78.8     170.9     160.6
     Interest ..................................      30.2        28.8      59.5      54.9
     Provision for depreciation
         and amortization ......................      37.7        33.0      75.7      64.3
     Selling, general and administrative .......      18.8        14.6      37.4      28.9
                                                    ------      ------    ------    ------
                                                     173.5       155.2     343.5     308.7
                                                    ------      ------    ------    ------

Income before income taxes and equity
     in net earnings of affiliated companies ...      27.9        27.1      51.9      52.9

Income taxes ...................................      10.3        10.0      20.0      19.7
                                                    ------      ------    ------    ------

Income before equity in net earnings
     of affiliated companies ...................      17.6        17.1      31.9      33.2

Equity in net earnings
     of affiliated companies ...................       3.4         4.6       5.7       8.9
                                                    ------      ------    ------    ------

Net income .....................................    $ 21.0      $ 21.7    $ 37.6    $ 42.1
                                                    ======      ======    ======    ======



Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.





          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


ASSETS


                                                          June 30    December 31
                                                            1997         1996
                                                         --------    -----------
                                                        (Unaudited)

Cash and cash equivalents ........................        $   12.7     $   20.7


Trade receivables - net ..........................            57.8         83.7


Operating lease assets and facilities
     Railcars and support facilities .............         2,558.3      2,436.5
     Tank storage terminals and pipelines ........         1,392.2      1,377.8
                                                          --------     --------
                                                           3,950.5      3,814.3


     Less - Allowance for depreciation ...........        (1,616.0)    (1,558.7)
                                                          --------     --------
                                                           2,334.5      2,255.6

Due from GATX Corporation ........................           414.8        408.3


Investments in affiliated companies ..............           191.5        189.2


Other assets .....................................           123.3        104.8
                                                          --------     --------






TOTAL ASSETS .....................................        $3,134.6     $3,062.3
                                                          ========     ========








LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY


                                                           June 30   December 31
                                                             1997       1996
                                                          ---------  -----------
                                                         (Unaudited)

Accounts payable .......................................   $  101.8    $  128.8

Accrued expenses .......................................       42.9        40.8

Debt
   Short-term debt .....................................      327.0       166.9
   Long-term debt ......................................    1,154.2     1,230.0
   Capital lease obligations ...........................      103.3       108.1
                                                           --------    --------
                                                            1,584.5     1,505.0

Deferred income taxes ..................................      359.8       352.1

Other deferred items ...................................      257.7       261.3
                                                           --------    --------

       Total liabilities and deferred items ............    2,346.7     2,288.0

Shareholder's equity
   Common Stock - par value $1 per share;
        1,000 shares authorized, issued and
        outstanding (owned by GATX Corporation) ........         --          --
   Additional capital ..................................      335.0       335.0
   Reinvested earnings .................................      448.2       431.4
   Cumulative foreign currency translation adjustment ..        4.7         7.9
                                                           --------    --------

        Total shareholder's equity .....................      787.9       774.3
                                                           --------    --------


TOTAL LIABILITIES, DEFERRED ITEMS
  AND SHAREHOLDER'S EQUITY .............................   $3,134.6    $3,062.3
                                                           ========    ========







          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                      Three Months Ended    Six Months Ended
                                                            June 30             June 30
                                                      ------------------   -----------------
                                                       1997        1996     1997       1996
                                                      ------      ------   ------     ------

OPERATING ACTIVITIES
Net income ........................................   $ 21.0     $ 21.7    $ 37.6    $ 42.1
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Provision for depreciation and amortization .     37.7       33.0      75.7      64.3
      Deferred income taxes .......................      7.2        4.7       8.2       9.5
Other (includes working capital) ..................    (20.3)      (7.0)    (15.0)    (16.8)
                                                      ------     ------    ------    ------

   NET CASH PROVIDED BY OPERATING ACTIVITIES ......     45.6       52.4     106.5      99.1

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
   Railcars and support facilities ................    (60.6)     (87.6)   (143.2)   (168.9)
   Tank storage terminals and pipelines ...........    (19.8)     (49.2)    (30.5)    (85.9)
Investments in affiliated companies and other .....     (1.6)      (1.3)      (.9)     (2.2)
                                                      ------     ------    ------    ------
   Capital additions ..............................    (82.0)    (138.1)   (174.6)   (257.0)
Proceeds from asset dispositions ..................      3.6        6.2       5.3       7.1
                                                      ------     ------    ------    ------

   NET CASH USED IN INVESTING ACTIVITIES ..........    (78.4)    (131.9)   (169.3)   (249.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ..........       --         --        --     100.0
Repayment of long-term debt .......................    (26.8)     (62.2)    (75.2)    (67.3)
Net increase in short-term debt ...................     64.6      161.5     162.2     160.5
Repayment of capital lease obligations ............      (.7)        --      (4.8)     (3.7)
Cash dividends paid to GATX Corporation ...........    (10.9)     (11.0)    (20.9)    (22.8)
Net decrease (increase) in amount due from
   GATX Corporation ...............................      1.1       (6.6)     (6.5)    (16.5)
                                                      ------     ------    ------    ------

   NET CASH PROVIDED BY FINANCING ACTIVITIES ......     27.3       81.7      54.8     150.2
                                                      ------     ------    ------    ------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ...........................   $ (5.5)    $  2.2    $ (8.0)   $  (.6)
                                                      ======     ======    ======    ======

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1997 TO FIRST SIX MONTHS OF 1996


GENERAL

General American Transportation Corporation's (GATC's) net income for the first six months of 1997 was $38 million compared to $42 million for the first half of 1996. While Transportation benefitted from more railcars on lease, higher rates, and the consolidation of CGTX, Terminals' lower results reflected competitive pricing pressures as well as transformation costs. For the first six months of 1996, Transportation's 45% interest in CGTX, a Canadian railcar company, was accounted for as equity in earnings of affiliates. Transportation acquired the remaining 55% interest in July 1996, whereupon those operations became fully consolidated.

Despite lower net income, net cash provided by operating activities increased $8 million, from $99 million for the first half of 1996 to $107 million for the first half of 1997.

Capital  additions  for the first six months of 1997 totaled $175  million,  $82 million lower than the comparable 1996 period. Transportation invested $143 million in its railcar fleet and facilities, $26 million below the first half of 1996; approximately 300 fewer railcars were added to the fleet in 1997. Terminals' capital additions declined from last year primarily because the first half of 1996 included $31 million for the Central Florida Pipeline expansion project which was completed later in the year.

GATC had available unused committed lines of credit of $205 million at June 30, 1997. Under a $650 million shelf registration for pass through certificates and debt securities, $207 million had been issued as of the end of 1996; no pass through certificates or medium term notes were issued during the first half of 1997.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------


                                Six Months Ended
(In Millions)                       June 30
                                ----------------
                                 1997      1996                Change
                                ------    ------           --------------

Gross Income                    $234.9    $196.4           $38.5      20%

Net Income                      $ 36.5    $ 32.8           $ 3.7      11%

--------------------------------------------------------------------------------


Transportation's gross income for the first six months of 1997 increased 20% from the comparable prior year period. The consolidation of CGTX accounted for $14 million of the increase with the remaining revenue increase primarily due to approximately 2,100 more cars on lease as well as higher overall average lease rates. About 74,300 tank and freight cars were on lease throughout North America at the end of the first half of the year, including 8,900 cars in Canada. With a total fleet of 79,000 railcars, utilization ended the first half at 94%, up from slightly under 93% at June 30, 1996.

Net income increased 11% from the first six months of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue were approximately the same as for the first six months of 1996. Because the majority of U.S. railcar additions have been financed using sale-leasebacks in recent years, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. For the first six months of 1996, the operating results of CGTX were recorded as equity in net earnings of affiliates, whereas in 1997 CGTX's revenues and costs were fully consolidated.

TERMINALS AND PIPELINES

--------------------------------------------------------------------------------


                                Six Months Ended
(In Millions)                       June 30
                                ----------------
                                 1997      1996                Change
                                ------    ------           --------------

Gross Income                    $146.2    $145.8           $  .4      -

Net Income                      $  1.1    $  9.3           $(8.2)   (88)%

--------------------------------------------------------------------------------


Terminals' gross income for the first half of 1997 is essentially unchanged from the comparable 1996 period. Low petroleum inventory levels have created a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. This imbalance continues to cause pricing pressure for petroleum storage services. Chemical storage revenue approximates the prior year while pipeline revenues increased compared to the first half of 1996. Throughput of petroleum and chemical products was 347 million barrels for the first six months of 1997 compared to 344 million barrels for the same period in 1996. Capacity utilization at wholly-owned facilities was 91% at June 30, 1997 versus 86% a year ago.

Terminals net income for the first six months of 1997 was $1 million, a significant decrease from last year's $9 million. Included in the 1997 results is $3.5 million (pretax) of costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. On a constant revenue base, asset ownership costs (depreciation and interest) were almost $7 million over the first half of 1996 reflecting the full impact of business expansion and facilities improvements in the prior year. Equity earnings were $5.5 million, $.5 million lower than the first half of 1996, primarily due to lower earnings from a Japanese joint venture.

                      COMPARISON OF SECOND QUARTER 1997 TO
                               SECOND QUARTER 1996



GROSS INCOME

--------------------------------------------------------------------------------


(In Millions)                           Three Months Ended
                                              June 30
                                        ------------------
             Business Segment            1997        1996            Change
------------------------------------    ------      ------      ----------------

Railcar Leasing and Management          $118.7      $ 99.2      $19.5        20%
Terminals and Pipelines                   75.7        73.0        2.7         4

--------------------------------------------------------------------------------




NET INCOME

--------------------------------------------------------------------------------


(In Millions)                           Three Months Ended
                                              June 30
                                        ------------------
             Business Segment            1997        1996            Change
------------------------------------    ------      ------      ----------------

Railcar Leasing and Management          $ 18.5      $ 17.1      $ 1.4         8%
Terminals and Pipelines                    2.5         4.6       (2.1)      (46)

--------------------------------------------------------------------------------


Increases and decreases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the six-month periods.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

A Final Judgement has been entered by the U.S. District Court for the Northern District of Illinois in favor of General American Transportation Corporation in the previously reported matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305). A Petition for Writ of Certiorari filed on behalf of Cryo-Trans, Incorporated was denied by the United States Supreme Court.


Item 6.  Exhibits and Reports on Form 8-K                                                                     Page

(a)   12      Statement regarding computation of ratios of earnings to
              fixed charges.                                                                                    11

      27      Financial  Data  Schedule  for  General  American   Transportation
              Corporation for the quarter ended June 30, 1997.  Submitted to the
              SEC along with the electronic  submission of this Quarterly Report on Form 10-Q.

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

                                GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                (Registrant)




                                              /s/D. Ward Fuller
                                              -----------------
                                                 D. Ward Fuller
                                       President, Chief Executive Officer
                                                   and Director
                                              (Duly Authorized Officer)




                                              /s/Donald J. Schaffer
                                              ---------------------
                                                 Donald J. Schaffer
                                         Vice President, Finance and Chief
                                                 Financial Officer








Date: August 13, 1997




                                                                                       Exhibit 12

                   GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)
                        (In Millions, Except for Ratios)



                                                         Three Months Ended      Six Months Ended
                                                               June 30               June 30
                                                         ------------------     -----------------
                                                          1997        1996       1997       1996
                                                         ------      ------     ------     ------

Earnings available for fixed charges:
      Net income ....................................    $ 21.0     $ 21.7      $ 37.6    $ 42.1

      Add (deduct):
          Income taxes ..............................      10.3       10.0        20.0      19.7
          Equity in net earnings of affiliated
             companies, net of distributions received      (2.6)      (4.3)       (4.1)     (7.3)
          Interest on indebtedness and amortization
             of debt discount and expense ...........      30.2       28.8        59.5      54.9
          Amortization of capitalized interest ......        .3         .3          .6        .6
          Portion of rents representative of interest
             factor (deemed to be one-third) ........       6.8        5.8        13.6      11.6
                                                         ------     ------      ------    ------

      Total earnings available for fixed charges ....    $ 66.0     $ 62.3      $127.2    $121.6
                                                         ======     ======      ======    ======

Fixed Charges:
      Interest on indebtedness and amortization
          of debt discount and expense ..............    $ 30.2     $ 28.8      $ 59.5    $ 54.9
      Capitalized interest ..........................        .2        1.2          .4       2.5
      Portion of rents representative of interest
          factor (deemed to be one-third) ...........       6.8        5.8        13.6      11.6
                                                         ------     ------      ------    ------

      Total fixed charges ...........................    $ 37.2     $ 35.8      $ 73.5    $ 69.0
                                                         ======     ======      ======    ======

Ratio of earnings to fixed charges(A)................     1.77x      1.74x       1.73x     1.76x



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
              fixed charges.
      27      Financial  Data  Schedule  for  General  American   Transportation
              Corporation for the quarter ended June 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.