Form 10-Q
period 1997-09-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1997-11-13
CIK 276478

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR



                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number
    September 30, 1997                                          2-54754



                   General American Transportation Corporation

 Incorporated in the                            IRS Employer Identification No.
  State of New York                                       36-2827991

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

Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of October 31, 1997.





--------------------------------------------------------------------------------


                         PART I -- FINANCIAL INFORMATION
          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                                   In Millions


                                                          Three             Nine
                                                      Months Ended      Months Ended
                                                      September 30      September 30
                                                     ---------------   ---------------
                                                      1997     1996     1997     1996
                                                     ------   ------   ------   ------

Gross income ...................................   $  200.8 $  197.7 $  596.2 $  559.3

Costs and expenses
     Operating expenses ........................       85.8     85.8    256.7    246.4
     Interest ..................................       30.2     32.7     89.7     87.6
     Provision for depreciation and amortization       38.1     37.2    113.8    101.5
     Selling, general and administrative .......       19.0     14.7     56.4     43.6
                                                     ------   ------   ------   ------
                                                      173.1    170.4    516.6    479.1
                                                     ------   ------   ------   ------

Income before income taxes and equity in
     net earnings of affiliated companies ......       27.7     27.3     79.6     80.2

Income taxes ...................................       10.8     10.5     30.8     30.2
                                                     ------   ------   ------   ------

Income before equity in net earnings
     of affiliated companies ...................       16.9     16.8     48.8     50.0

Equity in net earnings of affiliated companies .        4.2      3.0      9.9     11.9
                                                     ------   ------   ------   ------

Net income .....................................   $   21.1 $   19.8 $   58.7 $   61.9
                                                     ======   ======   ======   ======





Note - The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1997.




          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   In Millions


ASSETS


                                           September 30  December 31
                                               1997         1996
                                           ------------  -----------
                                           (Unaudited)

Cash and cash equivalents ...............   $     14.7  $     20.7


Trade receivables - net .................         60.0        83.7

Operating lease assets and facilities
     Railcars and support facilities ....      2,446.8     2,436.5
     Tank storage terminals and pipelines      1,404.0     1,377.8
                                              --------    --------
                                               3,850.8     3,814.3

     Less - Allowance for depreciation ..     (1,638.3)   (1,558.7)
                                              --------    --------
                                               2,212.5     2,255.6

Due from GATX Corporation ...............        401.3       408.3



Investments in affiliated companies .....        196.2       189.2



Other assets ............................        132.0       104.8
                                              --------    --------




TOTAL ASSETS ............................   $  3,016.7  $  3,062.3
                                              ========    ========





LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY


                                                         September 30  December 31
                                                             1997         1996
                                                         ------------  -----------
                                                          (Unaudited)

Accounts payable ......................................   $     97.7 $    128.8

Accrued expenses ......................................         43.1       40.8

Debt
     Short-term debt ..................................        222.0      166.9
     Long-term debt ...................................      1,130.9    1,230.0
     Capital lease obligations ........................        100.2      108.1
                                                            --------   --------
                                                             1,453.1    1,505.0


Deferred income taxes .................................        365.9      352.1

Other deferred items ..................................        260.3      261.3
                                                            --------   --------

         Total liabilities and deferred items .........      2,220.1    2,288.0

Shareholder's equity
     Common Stock - par value $1 per share;
     1,000 shares authorized, issued and
         outstanding (owned by GATX Corporation) ......          -          -
     Additional capital ...............................        335.0      335.0
     Reinvested earnings ..............................        458.3      431.4
     Cumulative foreign currency translation adjustment          3.3        7.9
                                                            --------   --------

         Total shareholder's equity ...................        796.6      774.3
                                                            --------   --------



TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY .........................   $  3,016.7 $  3,062.3
                                                            ========   ========





          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                        Three Months Ended   Nine Months Ended
                                                           September 30         September 30
                                                        ------------------   -----------------
                                                          1997       1996      1997      1996
                                                        -------    -------   -------   -------


OPERATING ACTIVITIES
Net income .........................................   $   21.1  $   19.8  $   58.7  $   61.9
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for depreciation and amortization       38.1      37.2     113.8     101.5
         Deferred income taxes .....................        6.1       3.6      14.3      13.1
Other (includes working capital) ...................      (14.9)     (5.9)    (29.9)    (22.7)
                                                         ------    ------    ------    ------

     NET CASH PROVIDED BY OPERATING ACTIVITIES .....       50.4      54.7     156.9     153.8

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and support facilities ...............      (71.8)    (76.5)   (215.0)   (245.4)
     Tank storage terminals and pipelines ..........      (17.2)    (21.7)    (47.7)   (107.6)
Investments in affiliated companies and
     other capital additions .......................       (1.7)    (82.4)     (2.6)    (84.6)
                                                         ------    ------    ------    ------
     Capital additions .............................      (90.7)   (180.6)   (265.3)   (437.6)
Proceeds from other asset dispositions .............      170.8     151.6     176.1     158.7
                                                         ------    ------    ------    ------

     NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES ......................       80.1     (29.0)    (89.2)   (278.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt ...........        -        58.2       -       158.2
Repayment of long-term debt ........................      (23.4)     (5.2)    (98.6)    (72.5)
Net (decrease) increase in short-term debt .........     (104.8)    (63.0)     57.4      97.5
Repayment of capital lease obligations .............       (2.9)     (2.9)     (7.7)     (6.6)
Cash dividends paid to GATX Corporation ............      (10.9)     (9.6)    (31.8)    (32.4)
Net (increase) decrease in amount due from GATX
     Corporation ...................................       13.5      (4.5)      7.0     (21.0)
                                                         ------    ------    ------    ------

     NET CASH (USED IN) PROVIDED BY
         FINANCING ACTIVITIES ......................     (128.5)    (27.0)    (73.7)    123.2
                                                         ------    ------    ------    ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..............................   $    2.0  $   (1.3) $   (6.0) $   (1.9)
                                                         ======    ======    ======    ======


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 1997
                          TO FIRST NINE MONTHS OF 1996


GENERAL

General American Transportation Corporation's (GATC's) net income for the first nine months of 1997 was $59 million compared to $62 million for the first nine months of 1996. While Transportation benefitted from more railcars on lease, higher rates, and the consolidation of CGTX, Terminals' lower results reflected competitive pricing pressures as well as transformation costs. In July 1996, Transportation acquired the remaining 55% interest in CGTX, a Canadian railcar company, whereupon those operations became fully consolidated. Prior to that, Transportation's interest in CGTX was accounted for as equity earnings of affiliates.

Net cash provided by operating activities of $157 million for the first nine months of 1997 is approximately the same level as the first nine months of 1996.

Capital additions for the first nine months of 1997 totaled $265 million, $173 million lower than the comparable 1996 period. Transportation's total spending of $217 million was $112 million lower than the prior year that included $84 million expended for the remaining 55% interest in CGTX. In 1997, Transportation has purchased approximately 3,300 railcars for its North American fleet that as of September totals 79,400 cars. Terminals' capital additions of $48 million declined $60 million from last year primarily because the comparable 1996 period included $34 million for the Central Florida Pipeline expansion project and $14 million for new business development. Full year capital spending for GATC is expected to approximate $400 million, although this forecast is dependent on market conditions. Included in the full year 1997 capital additions for Transportation is the acquisition of a 40% interest in KVG, a German railcar company, which closed October 1997. It is anticipated that capital expenditures will be funded by both internally generated cash flow and GATC's available external financing sources.

GATC had available unused committed lines of credit of $261 million at September 30, 1997. Under a $650 million shelf registration for pass through certificates and debt securities, $100 million of notes and $236 million of pass through certificates have been issued.

In September 1997, GATC completed a sale-leaseback of $167 million of railcars, $129 million of which was in the form of pass-through certificates. This most recent sale-leaseback is distinguished from prior sale-leasebacks in that the obligation is non-recourse to GATC; prior sale-leasebacks were on a recourse basis. The lease obligations are non-recourse in nature in that they are secured by the underlying cash flows from the subleasing of the cars. To effect the nonrecourse transaction, Transportation securitized 2,700 recently delivered railcars and placed them into a special purpose corporation which has been funded with a leveraged lease. The railcars will continue to be managed by Transportation.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes to the petroleum, chemical, and rail industries.


RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------


                                     Nine Months Ended
(In Millions)                           September 30
                                     -----------------
                                       1997      1996                 Change
                                     -------   -------          ----------------

Gross Income                        $  355.2  $  310.2          $  45.0      15%


Net Income                          $   55.3  $   50.6          $   4.7       9%

--------------------------------------------------------------------------------


Transportation's gross income for the first nine months of 1997 increased 15% from the comparable prior year period. The consolidation of CGTX accounted for $28 million of the increase with the remaining revenue increase primarily due to approximately 2,500 more cars on lease in the U.S. and Mexico, as well as higher overall average lease rates. About 75,200 tank and freight cars were on lease throughout North America at the end of the first nine months of the year, including 8,700 cars in Canada. With a total fleet of 79,400 railcars, utilization ended the period at 95%, up from slightly under 94% at September 30, 1996.

Net income increased 9% from the first nine months of 1996 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, total costs as a percentage of revenue decreased by almost 1% from the first nine months of 1996. Because the majority of recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas CGTX railcars are financed with debt and, therefore, CGTX asset ownership costs are recorded as depreciation and interest. Prior to acquiring the remaining 55% interest in CGTX in July 1996, the operating results of CGTX were recorded as equity in net earnings of affiliates; subsequently CGTX's revenues and costs were fully consolidated.

TERMINALS AND PIPELINES

--------------------------------------------------------------------------------


                                      Nine Months Ended
(In Millions)                            September 30
                                      -----------------
                                        1997      1996               Change
                                      -------   -------        -----------------

Gross Income                         $  219.4  $  220.1        $ (0.7)     --


Net Income                           $    3.4  $   11.3        $ (7.9)     (70)%

--------------------------------------------------------------------------------


Terminals' gross income for the first nine months of 1997 is essentially unchanged from the comparable 1996 period. Low industry wide petroleum inventory levels continue to create a supply-demand imbalance, substantially weakening the petroleum bulk liquid storage market. This imbalance continues to cause pricing pressure for petroleum storage services. Chemical storage revenue declined slightly from the prior year while pipeline revenues increased compared to the first nine months of 1996. Throughput of petroleum and chemical products was 484 million barrels for the first nine months of 1997 compared to 479 million barrels for the same period in 1996. Capacity utilization at wholly-owned facilities was 94% at September 30, 1997 versus 84% a year ago.

Terminals' net income for the first nine months of 1997 was $3 million, a significant decrease from last year's $11 million. Included in the 1997 results is $4.2 million (pretax) of primarily SG&A costs for transformation initiatives as Terminals continues its rationalization process and evaluation of its markets and facilities. Asset ownership costs (depreciation and interest) were $8 million higher than the first nine months of 1996 reflecting the full impact of business expansion and facilities improvements in the prior year. Equity earnings were $9.4 million, $.4 million higher than the first nine months of 1996, in part due to higher earnings from the Olympic Pipeline joint venture.

                       COMPARISON OF THIRD QUARTER 1997 TO
                               THIRD QUARTER 1996




GROSS INCOME

--------------------------------------------------------------------------------


(In Millions)                                Three Months Ended
                                                September 30
                                             ------------------
            Business Segment                   1997       1996        Change
----------------------------------           -------    -------   --------------

Railcar Leasing and Management              $  120.3   $  113.8   $  6.5     6%
Terminals and Pipelines                         73.2       74.3     (1.1)   (1)

--------------------------------------------------------------------------------







NET INCOME

--------------------------------------------------------------------------------


(In Millions)                                Three Months Ended
                                                September 30
                                             ------------------
           Business Segment                    1997       1996         Change
--------------------------------             -------    -------    -------------

Railcar Leasing and Management               $  18.8    $  17.8    $  1.0     6%
Terminals and Pipelines                          2.3        2.0       0.3    15

--------------------------------------------------------------------------------



Increases and decreases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the nine-month periods.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 1997, judgment was entered against General American Transportation Corporation ("GATC"), its wholly owned subsidiary, GATX Terminals Corporation ("GTC") and seven other defendants not related to GATX for compensatory damages of approximately $1.9 million plus interest from the date of the incident to twenty individuals in a class action law suit filed in the Civil District Court for the Parish of Orleans, LA, In Re New Orleans Train Car Leakage Fire Incident (No. 87-16374). The judgment allocated responsibility for twenty percent of the compensatory damages to GATC and ten percent to GTC. The judgment also provided for punitive damages of $3.4 billion in the aggregate against five of the nine named defendants, including $190 million against GTC. The litigation arose out of an incident which began on September 9, 1987, when butadiene leaked from a tank car owned by GATC and caught fire. The incident resulted in no deaths or significant injuries and only minimal property damage, but caused the overnight evacuation of a number of residents from the immediate area.

On October 31, 1997, the Louisiana Supreme Court ruled that the trial court erred in rendering a judgment awarding damages prior to rendering a judgment adjudicating all liability issues in the case. Accordingly, it vacated the trial court's September 1997 judgment awarding both compensatory and punitive damages, and remanded the case back to the trial court for further proceedings not inconsistent with its ruling. The Company will evaluate any further ruling of the trial court, and if appropriate ask the court for post judgment relief. If necessary, the Company will appeal any final judgment against it.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that may be awarded to the remaining claimants should average substantially less than those awarded to the initial twenty plaintiffs. The Company also believes that the award of compensatory damages to the twenty plaintiffs was excessive, and that the punitive damages judgment as to GTC was unwarranted and excessive.



Item 6.  Exhibits and Reports on Form 8-K                               Page


(a)  12  Statement regarding computation of ratio of earnings to
         fixed charges.                                                  11

     27  Financial Data Schedule for General American
         Transportation Corporation for the quarter ended September 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

         Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b)      Reports on Form 8-K

         GATC filed a report on Form 8-K on September 9, 1997, under Item 5., Other Events.

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



Date: November 13, 1997


                                                                                                         Exhibit 12

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (UNAUDITED)
                        (In Millions, Except For Ratios)

                                                      Three Months Ended  Nine Months Ended
                                                         September 30        September 30
                                                      ------------------  -----------------
                                                        1997       1996    1997       1996
                                                      -------    -------  ------    -------


Earnings available for fixed charges:
     Net income ....................................   $  21.1  $  19.8 $   58.7  $   61.9

Add (deduct):
     Income taxes ..................................      10.8     10.5     30.8      30.2
     Equity in net earnings of affiliated companies,
         net of distributions received .............      (3.3)      .3     (7.4)     (7.0)
     Interest on indebtedness and amortization of
         debt discount and expense .................      30.2     32.7     89.7      87.6
     Amortization of capitalized interest ..........        .3       .3       .9        .9
     Portion of rents representative of interest
         factor (deemed to be one-third) ...........       6.8      6.1     20.4      17.7
                                                         -----    -----   ------    ------

Total earnings available for fixed charges .........   $  65.9  $  69.7 $  193.1  $  191.3
                                                         =====    =====   ======    ======

Fixed charges:
     Interest on indebtedness and amortization
         of debt discount and expense ..............   $  30.2  $  32.7 $   89.7  $   87.6
     Capitalized interest ..........................        .3      1.0       .7       3.5
     Portion of rents representative of interest
         factor (deemed to be one-third) ...........       6.8      6.1     20.4      17.7
                                                         -----    -----   ------    ------

Total fixed charges ................................   $  37.3  $  39.8 $  110.8  $  108.8
                                                         =====    =====   ======    ======

Ratio of earnings to fixed charges (A) .............     1.77x    1.75x    1.74x     1.76x



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


EXHIBITS FILED WITH DOCUMENT

(a) 12 Statement regarding computation of ratio of earnings to fixed charges.

     27  Financial Data Schedule for General American
         Transportation Corporation for the quarter ended September 30, 1997. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.