Form 10-K405
period 1997-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1998-03-19
CIK 276478

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

                   For the fiscal year ended December 31, 1997

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

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorte period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X      No

    Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 6, 1998.

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

Industry Segments

                         Railcar Leasing and Management
                         ------------------------------
The Railcar Leasing and Management segment (Transportation), headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1997, its North American fleet consisted of approximately 81,100 railcars, including 62,900 tank cars and 18,200 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to roughly 70,700 railcars in the United States, Transportation has approximately 9,200 railcars in its Canadian fleet and 1,200 railcars in its Mexican fleet. Transportation has upgraded its fleet over time by adding new larger capacity cars and retiring older smaller capacity cars. Transportation's railcars have a useful life of approximately 30 to 33 years. The average age of the railcars in Transportation's fleet is approximately 16 years.

The following table sets forth the car types comprising Transportation's North American fleet.


                                                                           Year Ended December 31,
                                                         ---------------------------------------------------------
                                                          1997         1996         1995        1994        1993
                                                         ------       ------       ------      ------       ------

         Tank cars                                       62,900       60,400       53,900      50,700       48,000
         Freight, covered hopper,
           and plastic pellet cars                       18,200       17,100       11,000       9,100        7,800
                                                         ------       ------       ------     -------      -------

         North American fleet                            81,100       77,500       64,900      59,800       55,800
                                                         ======       ======       ======      ======       ======


In addition to the North American fleet, Transportation's investments in affiliates result in ownership interests in other fleets. During 1997 Transportation purchased a 40% interest in KVG Kesselwaggon Vermietgesellschaft mbH ("KVG"), a German and Austrian-based tank car and specialty railcar leasing company that owns and operates approximately 9,400 railcars in Europe, to complement its existing 12-1/2% interest in European-based AAE Cargo.

Transportation's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1997, approximately 51% of railcar leasing revenue was attributable to shipments of chemical products, 20% to petroleum products, and 16% to food products. Many of these products require cars with special features; Transportation offers a wide variety of sizes and types of cars to meet these needs. Transportation leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

Transportation typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. The utilization rate of Transportation's railcars as of December 31, 1997 was approximately 96%.

Under its full service leases, Transportation maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its GATX Conductor web site, for example, Transportation provides customers with timely analysis and performance statistics about their leased cars to enhance and maximize the utilization of this equipment. Transportation also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican facility. To supplement the eight major service centers, Transportation utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

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

The full-service railcar leasing industry is comprised of Transportation, Union Tank Car Company, General Electric Railcar Services Corporation, Shippers Car Line division of ACF Industries, Incorporated, Procor Limited, and many smaller companies. Of the approximately 218,000 tank cars owned and leased in the United States at December 31, 1997, Transportation had approximately 57,000. Principal competitive factors include price, service and availability.


                             Terminals and Pipelines
                             -----------------------
GATX Terminals Corporation (Terminals) is engaged in the storage, handling and intermodal transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. All of its terminals are located near major distribution and transportation points and most are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 23 terminals in 10 states, and seven terminals in the United Kingdom. Terminals also has joint venture interests in 14 international facilities. Additionally, Terminals owns or holds interests in four refined product pipeline systems.

As of December 31, 1997, Terminals had a total storage capacity of 68 million barrels. This includes 48 million barrels of bulk liquid storage capacity in the United States, 8 million barrels in the United Kingdom, and an equity interest in another 12 million barrels of storage capacity in Europe, Mexico and the Far East. Terminals' smallest bulk liquid facility has a storage capacity of 95,000 barrels while its largest facility, located in Pasadena, Texas, has a capacity of over 12 million barrels. Capacity utilization at Terminals' wholly-owned facilities averaged 91% during 1997; throughput, or deliveries to customers, for the year was 639 million barrels.

In 1997, a strategic decision was made to sell or close the Staten Island terminal and the seven storage facilities which make up GATX Terminals Limited in the United Kingdom. The decision included analyses of the related customer base, industry served, and profitability outlook related to each facility. The Staten Island terminal serves the petroleum market while the United Kingdom facilities serve both the petroleum and chemical markets in approximately the same proportion. Other smaller facilities are also being evaluated for possible sale or closure.

For 1997, 54% of Terminals' revenue was derived from petroleum storage, 23% from chemical storage, 22% from pipelines, and 1% from other products. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 450 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 6% of Terminals' revenue. Customer service contracts are both short term and long term.

Terminals along with two Dutch companies, Pakhoed N.V. and Van Ommeren N.V., are the three major international public terminaling companies. Pakhoed carries out its operations under the name of Paktank. On March 2, 1998, Pakhoed and Van Ommeren announced a proposed merger (VOPAK), subject to approval by the European Commission.) The domestic public terminaling industry consists of Terminals, Paktank Corporation, International-Matex Tank Terminals (a joint venture in which Van Ommeren participates), and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products. Principal competitive factors include price, location relative to distribution facilities, and service.

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

Item 3.  Legal Proceedings
--------------------------
A Final Judgment has been entered by the U.S. District Court for the Northern District of Illinois in favor of General American Transportation Corporation ("GATC") in the previously reported matter of General American Transportation Corporation v. Cryo-Trans, Incorporated (Case No. 91 C 1305), a case involving an alleged patent infringement by GATC in the construction and use of its ArcticarTM cryogenically cooled railcar. A Petition for Writ of Certiorari filed on behalf of Cryo-Trans, Incorporated was denied by the United States Supreme Court.

Various lawsuits have been filed in the Superior Court for the State of California, County of San Bernardino, and served upon GATX Terminals Corporation ("GTC"), Calnev Pipe Line Company, or another GATC subsidiary seeking an unspecified amount of damages arising out of the May 1989 explosion in San Bernardino, California. All of those suits have all been resolved except for:
Aguilar, et al, v. Calnev Pipe Line Company, et al filed February 1990 in the County of Los Angeles (No. 0751026); Pearson v. Calnev Pipe Line Company, et al, filed May 1990 in the County of San Bernadino (No. 256206); and Davis v. Calnev Pipe Line Company, et al, filed May 1990 (No. 256207). As GTC's insurance carriers have assumed the defense of these lawsuits without a reservation of rights and have paid all of the settlements entered into between the parties to date, GATC believes that the likelihood of a material adverse effect on GATC's consolidated financial position or results of operations is remote.

In September 1997, judgment was entered against General American Transportation Corporation ("GATC"), its wholly owned subsidiary, GATX Terminals Corporation ("GTC") and seven other defendants not related to GATC for compensatory damages of approximately $1.9 million plus interest from the date of the incident to twenty individuals in a class action suit filed in the Civil District Court for the Parish of New Orleans, Louisiana, In Re New Orleans Train Car Leakage Fire Incident (No. 87-16374). The judgment allocated responsibility for twenty percent of the compensatory damages to GATC and ten percent to GTC. The judgment also provided for punitive damages of $3.4 billion in the aggregate against five of the nine named defendants, including $190 million against GTC. The litigation arose out of an incident which began on September 9, 1987, when butadiene leaked from a tank car owned by GATC and caught fire. The incident resulted in no deaths or significant injuries and only minimal property damage, but caused the overnight evacuation of a number of residents from the immediate area.

On October 31, 1997, the Louisiana Supreme Court ruled that the trial Court erred in rendering a judgment awarding damages prior to rendering a judgment adjudicating all liability issues in the case. Accordingly, it vacated the trial Court's September 1997 judgment which had awarded both compensatory and punitive damages, and remanded the case back to the trial Court for further proceedings not inconsistent with its ruling. The plaintiffs have filed a motion asking that the trial Court refrain from signing a judgment until all remaining 8,000 claims are tried. The defendants have filed motions asking the Court (1) to enter a judgment on liability as to compensatory damages and as to the conduct of the defendants giving rise to punitive damages, and (2) to vacate the verdict awarding punitive damages. If a judgment is entered as suggested by the defendants, the Company will be in a position to seek appropriate judicial review of the liability determinations made to date and of the finding as to the conduct on which punitive damages were based. The Company will evaluate any further ruling of the trial Court, and if appropriate ask the Court for post judgment relief. If necessary, the Company will appeal any judgment against it.

Although more than 8,000 claims have been made, the Company believes that the damages, if any, that may be awarded to the remaining claimants should average substantially less than those awarded to the initial twenty plaintiffs. The Company also believe that the award of compensatory damages to the twenty plaintiffs was excessive, and that the punitive damages judgment as to GTC was unwarranted and excessive.

GATC and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATC and its subsidiaries in the discharge of such liability are not likely to be material to GATC's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not required.

PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Shareholder
         Matters
--------------------------------------------------------------------------------
GATX Corporation owns all of the outstanding common stock of GATC.

Item 6.  Selected Financial Data
--------------------------------
Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
1997 RESULTS OF OPERATIONS COMPARED TO 1996

OVERVIEW GATC on a consolidated basis reported a net loss of $41 million, after restructuring charges, for 1997 compared to net income of $80 million for 1996. Before the restructuring charge, GATC's income for 1997 was $83 million:

                                                   1997            1996
                                                   ----            ----

      Income before restructuring               $   82.6           $80.3
      Restructuring                               (123.8)              -
                                                --------           -----
      Net (loss) income                         $  (41.2)          $80.3
                                                ========           =====

Terminals recorded a $123.8 million after-tax charge in the fourth quarter of 1997. The changed market environment which Terminals serves required aggressive action to revitalize operations and includes the sale or closure of the Staten Island terminal as well as seven terminals in the United Kingdom. Additionally, adjustments were made to the carrying costs of other smaller facilities.

Aside from the restructuring charge, the comparison of 1997 to 1996 is influenced by Transportation's mid-1996 acquisition of the remaining 55% interest in CGTX, whereupon this Canadian railcar company became a wholly-owned subsidiary, with all financial results fully consolidated. Prior to the acquisition, Transportation's non-controlling 45% interest had been accounted for as an investment in an affiliate.

GROSS INCOME   Consolidated  gross income for 1997 of $799 million exceeded 1996 revenue of $754 million by 6%.

Transportation's gross income of $477 million increased by $49 million from 1996. The full year effect of the mid-1996 CGTX acquisition accounted for $28 million of the revenue increase with the balance attributable to a larger U.S. fleet and improved rental rates. Railcar additions continued to be strong in 1997 with 4,800 cars added to the North American fleet. Of the total North American fleet of 81,100 cars, about 78,000 were on lease at year end, for a utilization of 96%, up from 95% at the end of 1996. Fleet additions in 1998 are expected to remain strong. In addition to the North American fleet, during 1997 Transportation purchased a 40% interest in KVG Kesselwaggon Vermietgesellschaft mbH ("KVG"), a German and Austrian-based tank car and specialty railcar leasing company that owns and manages approximately 9,400 railcars in Europe.

Terminals' gross income for 1997 of $293 million was 2% less than 1996 primarily due to the continued softness in both the domestic and international petroleum markets. In general, the petroleum market was characterized by competitive pricing pressures as refineries continued to produce on a just-in-time basis thereby reducing the demand for storage. Gross income related to services provided to the chemical market remained steady with 1996 while pipeline revenues improved slightly.
Terminals' pipelines serve the growing Nevada and Florida markets.

While Terminals' throughput of petroleum products remained strong, rates further declined from the 1996 levels. Throughput for 1997, defined as barrels delivered to customers, of 639 million barrels at wholly-owned locations remained steady with 1996. Average storage utilization for the year was 91%, an improvement from 86% last year.

COSTS AND EXPENSES Operating expenses in 1997 increased $11 million or 3% over 1996. Transportation's operating expenses of $192 million increased $15 million over 1996 as a result of increased operating lease expense, as well as increased fleet repair costs due to the expanded fleet size, including CGTX railcars. Transportation continued to utilize sale- leasebacks to finance its railcar additions, though for the first time in 1997, the financing was structured as nonrecourse to GATC; prior sale-leasebacks were recourse to GATC. The leaseback is recorded as an operating lease which removes the asset and related liability from the balance sheet; the payments under the operating leases are recorded as operating lease expense. Fleet repair costs increased 7% due to the expanded fleet size and full year consolidation of CGTX, but decreased as a percentage of revenue from 1996 due, in part, to the mix of cars and the types of repairs completed. Terminals' 1997 operating expenses of $149 million were $5 million lower than 1996, in part reflecting certain nonrecurring expenses related to last year.

Interest expense increased $9 million in 1997 to $118 million as the result of higher average debt balances to fund the growth of the business. Interest expense at Transportation increased due to the CGTX acquisition and growth of the U.S. fleet. Interest expense increased at Terminals as the result of the full year impact of the additional debt incurred to finance maintenance, regulatory, business development and environmental expenditures in 1996. Business development in 1996 included completing the Central Florida Pipeline expansion. Environmental and maintenance spending continue to be significant in keeping with GATC's commitment to improve terminaling assets and to operate its facilities in an environmentally responsible manner.

The company continues to utilize interest rate swaps to better match the duration of the debt portfolio to the terms of the railcar leases. The effect of the swaps was to reduce interest expense in 1997 and 1996.

The provision for depreciation and amortization increased $14 million from 1996. Depreciation expense increased as a result of the continued growth in assets and the full year consolidation of CGTX.

Selling, general and administrative expenses of $77 million increased $8 million from 1996 due to increased employee costs, information systems initiatives, and consulting expenses, as well as the consolidation of CGTX.

Income tax expense of $41 million before the restructuring charge was at about the same level as for 1996. The effective tax rate before the charge was 38% for 1997 compared to 39% for 1996. The effective tax rate for both years was higher than the 35% federal statutory rate because of state taxes, foreign income, and nondeductible items.

EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES of $14 million in 1997 decreased $1 million from the prior year primarily because CGTX was no longer accounted for as an affiliate in 1997, offset in part by increased equity earnings at Terminals. Transportation recorded $3 million of equity earnings for CGTX in the first half of 1996, prior to it becoming fully consolidated. Transportation's European railcar joint ventures, AAE and the newly-acquired KVG, added $1 million compared to 1996. Terminals' nine joint ventures produced $13 million of equity earnings in 1997, a $1 million increase from 1996. European chemical market partnerships showed improved results. Asian results approximated last year, with improvement in the chemical market offset by foreign exchange rate variances.

EARNINGS   Consolidated GATC earnings of about $83 million before restructuring charges increased $3 million from 1996.

Transportation's net income of $74 million increased by 10% over 1996, reflecting higher revenues and the full year impact of CGTX, partially offset by higher repair costs and other operating and asset ownership expenses. Operating margin improved by 14% as the growth in revenues exceeded the increase in repair costs.

Terminals' net loss for 1997 was $116 million, including the effects of a $124 million after-tax restructuring charge. On an operating basis, Terminals' 1997 income of $8 million declined from last year's $13 million. The difficult petroleum market conditions resulted in a 4% decrease in operating margin from last year. Overall operating costs and SG&A expenses decreased by 1% from 1996. Fixed asset ownership costs, which include interest and depreciation, increased to 38% of revenue from 35% last year primarily due to the full year impact of significant facility and infrastructure investments made in 1996.

During the fourth quarter of 1997, Terminals recorded an after-tax provision of $124 million reflecting the results of a strategic review. Initial steps were taken to sell or close certain locations including the Staten Island terminal and seven storage facilities which make up GATX Terminals Limited in the United Kingdom. Additionally, adjustments were made to the carrying cost of certain other locations where conditions indicated that asset values were impaired.

1996 RESULTS OF OPERATIONS COMPARED TO 1995

GATC on a consolidated basis reported net income of $80 million for 1996 compared to $94 million in 1995. The decrease was due to sharply lower earnings at Terminals, offset in part by record earnings at Transportation. Terminals' results were down primarily as the result of historically low petroleum inventory levels and lower pricing due to increased competition. Transportation benefited from a record number of railcars on lease and the mid-1996 acquisition of the remaining interest in CGTX, Transportation's Canadian railcar affiliate.

Consolidated gross income for 1996 of $754 million exceeded 1995 revenue of $703 million. Transportation's gross income of $428 million increased $67 million from 1995. The acquisition of the remaining 55% interest in CGTX accounted for $27 million of the increase. The remainder of the revenue increase is due to the full year effect of a record number of railcar additions in 1995, another strong year of fleet additions in 1996, and an increase in average rental rates. In addition to the 8,700 cars at CGTX, over 4,400 cars were added in 1996. At the end of 1996, Transportation had 73,200 railcars on lease in North America. With a total fleet of 77,500 cars, utilization ended the year at 95%, up from 94% utilization at the end of 1995. Terminals' gross income for 1996 of $298 million was 5% less than 1995 resulting from general softness in both the domestic and international petroleum markets. The petroleum business environment since the second half of 1995 has been characterized by backwardated markets, historically low petroleum inventory levels, and lower pricing due to increased competition. Backwardation indicates that the economics in the petroleum futures market, as characterized by the spread between spot and future prices, are not providing an incentive to store product. While throughput of petroleum products remained strong, rates declined. Throughput for 1996 of 634 million barrels at wholly-owned locations increased 5% from 602 million barrels last year. Average utilization for the year was 86%, down from 1995's average of 88%, though 1996 year-end utilization was 89%. Balanced against the difficult petroleum terminaling markets were continued steady chemical demand as well as good pipeline results. Terminals' pipelines serve the growing Nevada and Florida markets, and those pipelines continue to be enhanced and expanded.

Operating expenses in 1996 increased $18 million or 6% over 1995. Transportation's operating expenses of $177 million increased $29 million over 1995 as a result of increased operating lease expense, as well as increased fleet repair costs due to the expanded fleet size, including the newly-acquired CGTX railcars. Fleet repair costs increased 10% due to the expanded fleet size, but decreased as a percentage of revenue from 1995, in part due to the efficiencies from the major service center upgrade program completed last year. The percentage of cars repaired at Transportation's service centers increased to 71% from 65% last year, indicating a decreased dependence on outside contract repair shops. Throughput days, the time it takes a railcar to be repaired through the Transportation service center network, declined from an average of 38 days in 1995 to 32 days in 1996. Terminals' 1996 operating expenses of $153 million were $11 million lower than 1995, in part reflecting its reduced gross income.

Interest expense increased $16 million in 1996 to $109 million as the result of higher average debt balances to fund the growth of the business. Interest expense at Transportation increased primarily due to the CGTX acquisition. Interest expense grew at Terminals to finance maintenance, regulatory and environmental expenditures, as well as the expansion of CFPL and the acquisition of a 65% interest in an existing terminal in Mexico. Environmental and maintenance spending were significant in keeping with GATC's commitment to improve terminaling assets and to operate its facilities in an environmentally responsible manner. The company's use of interest rate swaps resulted in reduced interest expense in 1996 and 1995. The provision for depreciation and amortization increased $17 million from 1995 also as a result of the continued growth in assets, including the acquisition and consolidation of CGTX.

Selling, general and administrative expenses of $69 million increased $14 million from 1995 due to increased employee costs, information systems initiatives, and consulting expenses, as well as the consolidation of CGTX's operations for the second half of 1996 and Terminals' rationalization costs.

Income tax expense of $41 million decreased $6 million from 1995 as the result of lower pretax income. The effective tax rate for both 1996 and 1995 was 39%. The effective tax rate for both years was higher than the statutory rate primarily because of state taxes, foreign income, and nondeductible items.

Equity in net  earnings of  affiliated  companies  of $15 million  decreased  $5 million from 1995. Transportation's equity in net earnings of affiliates decreased due to CGTX being fully consolidated starting in July 1996; for 1995 and the first half of 1996, Transportation accounted for their 45% interest under the equity method. Terminals' equity in earnings of affiliates decreased $3 million from 1995 primarily from the effects of lower petroleum storage, particularly in Singapore, partially offset by higher earnings form a Japanese affiliate which completed its rebuilding from the 1995 Kobe earthquake.

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

Terminals' net income of $13 million in 1996 declined from the prior year's $31 million. The difficult petroleum terminaling markets resulted in decreased operating margins at a number of key locations, including New York harbor, United Kingdom, Houston, Los Angeles, and Singapore. Although Terminals has been able to reduce its overall cost base, results have been impacted by rationalization costs and consulting charges. Overall operating costs decreased $5 million or 3% from 1995. Fixed asset ownership costs, which include depreciation and interest, increased to 34% of revenue from 29% in 1995 due to significant facility and infrastructure investments. Terminals' transformation initiatives to address cost reduction and productivity enhancements led to increased expense for consulting studies and rationalization costs.

ASSETS

Total assets at year end of $2.8 billion were $234 million lower than 1996 primarily due to asset revaluations at Terminals, depreciation and amortization, sale-leaseback of railcars, and asset sales and retirements. Transportation utilizes railcars which are financed through off-balance sheet operating leases and, therefore, are not included on the balance sheet. Partially offsetting this decrease is a continued strong level of capital spending.

Net operating lease assets and facilities decreased $240 million to $2.0 billion. Transportation's capital additions for 1997 were $337 million, including almost $300 million for expanding the North American railcar fleet as well as an investment in a 40% interest in KVG, a German railcar company. Offsetting these additions were $167 million of railcar sale-leasebacks. Transportation's additions totaled $387 million in 1996 including $84 million to acquire the remaining interest in CGTX. Investments in the fleet remained in-line with last year as 4,800 new and used cars were added to the fleet in 1997 versus over 4,400 in 1996. Terminals' asset revaluations represent a majority of the $186 million pre-tax restructuring charge taken to write down certain asset carrying values, primarily the Staten Island terminal and the seven storage facilities which make up GATX Terminals Limited in the United Kingdom. The written-down value of GATX Terminals Limited was reclassified as assets held for disposition and is included in other assets. Terminals' capital additions of $68 million decreased from $130 million in 1996 due to the changing market conditions and last year's expenditures related to completing the Central Florida Pipeline expansion.

Investment in affiliates increased $11 million reflecting Transportation's investment in KVG partially offset by the reclass of GATX Terminals Limited's affiliates to other assets.


LIABILITIES AND EQUITY

Total debt decreased by $94 million as operating cash flow and the proceeds from railcar sale-leasebacks were sufficient to fund capital additions and certain debt maturities.

Consolidated equity decreased by $110 million attributable to the 1997 loss of $41 million, inclusive of the $124 after-tax restructuring charge, and dividends paid to GATX Corporation of $43 million. The balance of the change is attributable to foreign currency translation adjustments.

LIQUIDITY AND CAPITAL RESOURCES

GATC generates significant cash flows from its operating activities. Most of its capital requirements are considered discretionary and represent additions to the railcar fleet, terminal and pipeline facilities, and joint ventures. The level of discretionary capital spending can be adjusted as conditions in the economy or GATC's businesses warrant. However, the nondiscretionary level of Terminals' capital program continues to be significant due to regulatory and environmental requirements of the terminaling business.

Cash provided by operating activities in 1997 of $245 million increased $14 million, or 6%, compared to 1996. Net income, adjusted for non-cash items (provision for restructuring, depreciation, and deferred taxes) generated $259 million, a $22 million increase from last year.

Cash provided by operating activities in 1996 of $231 million increased $20 million, or 9%, compared to 1995. Net income, adjusted for non-cash items (depreciation and deferred taxes) generated $237 million, a small increase from 1995.

Net cash used in investing activities for 1997 decreased by $151 million from 1996 as capital additions decreased by $111 million and proceeds from asset dispositions, which includes sale-leaseback proceeds, increased by $40 million. Transportation's capital additions for 1997 were $337 million, including almost $300 million for expanding the North American railcar fleet as well as an investment in a 40% interest in KVG, a German railcar company. Offsetting these additions were railcar sale-leasebacks and asset dispositions. Sale-leaseback proceeds were $167 million in 1997 compared to $150 million in 1996. 1997's asset disposition activity included Terminals' sale of its Norco, Louisiana facility and Transportation's sale and scrapping of over 1,000 railcars. Transportation's additions totaled $387 million in 1996 including $84 million to acquire the remaining interest in CGTX. Investments in the fleet remained in-line with last year as 4,800 new and used cars were added to the fleet in 1997 versus over 4,400 in 1996. Terminals' capital additions of $68 million decreased from $130 million in 1996 due to the changing market conditions as well as last year's expenditures related to completing the Central Florida Pipeline expansion. In total, Transportation's and Terminal's capital additions for 1998 are expected to approximate the level of additions in 1997, though both investments in the United States and foreign countries, and especially the latter, are subject to significant change due to economic and other factors beyond GATC's control.

Net cash used in investing activities for 1996 increased $61 million from 1995. Capital additions decreased $25 million from 1996. Transportation invested approximately $300 million in its North American fleet and $84 million to acquire the remaining interest in CGTX. Terminals' capital additions of $130 million in 1996, 13% lower than in 1995, included the expansion of the Central Florida Pipeline. Proceeds from asset dispositions of $185 million in 1996, including $150 million of sale-leasebacks of certain railcars at Transportation, declined $86 million from 1995.

Net cash used in financing activities was $72 million in 1997 compared to cash provided of $108 million in 1996. GATC finances its capital additions through cash generated from operating activities, debt financings, and sale-leasebacks. In 1997, operating cash flow and sale-leaseback proceeds provided a majority of the funding for investing activities and long-term obligations.

Cash provided by financing activities was $108 million in 1996 compared to $58 million in 1995. During 1996, $280 million of long-term debt was issued and $101 million of long-term obligations was repaid.

GATC has a $300 million revolving credit facility that expires in 2001. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. Under the covenants of the commercial paper programs and rating agency guidelines, GATC must keep unused revolver capacity at least equal to the amount of commercial paper outstanding. At December 31, 1997, GATC had $27 million of commercial paper outstanding, resulting in unused committed lines of credit of $273 million. Also, GATC had $125 million of borrowings under unsecured money market lines at December 31, 1997. CGTX had other uncommitted short-term borrowings of $55 million Canadian dollars.

GATC has a $650 million shelf registration for pass through trust certificates and debt securities of which $100 million of notes and $236 million of pass through certificates have been issued at year end. At year end, GATC had $209 million of commitments to acquire assets, all of which are scheduled to fund in 1998.

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

GATC's policy is to monitor and actively address environmental concerns in a responsible manner. GATX has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 12 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund) and the National Resource Damage Assessment. Under Superfund and comparable state laws, GATC may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. In all instances, GATC is one of a number of financially responsible PRP's and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation and participation in clean-up efforts by others, GATC's total clean-up costs at these sites cannot be predicted with certainty; however, GATC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

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

GATC's environmental reserve at the end of 1997 was $60 million and reflects GATC's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $11 million in 1997 and $12 million in 1996. Expenditures charged to the reserve amounted to $14 million and $18 million in 1997 and 1996, respectively.

In 1997, GATC made capital expenditures of $13 million for environmental and regulatory compliance compared to $17 million in 1996. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or currently under consideration would require capital expenditures of approximately $14 million in 1998. GATC anticipates it will make annual expenditures at a similar level over each of the next three years.

IMPACT OF YEAR 2000

GATC utilizes in-house developed software as well as vendor-produced software. Certain computer software GATC uses was written using two digits rather than four to define the applicable year. This software is time-sensitive, which could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

GATC has completed an assessment and has begun modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. If these steps were not taken, or are not completed timely, the Year 2000 Issue could have a significant impact on the operations of the Company.

The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, upgrading vendor-supported software, and conversions to new software, the Year 2000 Issue should not pose significant operational problems. The total Year 2000 project cost is estimated to be immaterial to GATC's results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements in the Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATC such as the petroleum, chemical, and rail industries.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The response to this item is submitted under Item 14 (a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
None.

PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Not required.

Item 11.  Executive Compensation
--------------------------------
Not required.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Not required.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
Not required.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits   Page
--------------------------------------------------------------------------------
   (a) 1. Financial Statements

          The consolidated financial statements of General American Transportation Corporation and its subsidiaries which are required in Item 8 are listed below:

          Statements of Consolidated Operations and Reinvested Earnings--
          years ended December 31, 1997, 1996 and 1995...................    17
          Consolidated Balance Sheets--December 31, 1997 and 1996........    18
          Statements of Consolidated Cash Flows--
          years ended December 31, 1997, 1996 and 1995...................    20
          Notes to Consolidated Financial Statements.....................    21

       2. Financial Statement Schedules

          Schedule II     Valuation and Qualifying Accounts.............     38

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Report on Form 8-K - GATC filed a report on Form 8-K on December 8, 1997, under Item 5., Other Events.

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

  4B. General American Transportation Corporation Notices 5 and 6 dated March 28, 1988 and April 12, 1988 defining the rights of holders of GATC's Medium-Term Notes Series A issued during that period, incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754.

   4C. General American Transportation Corporation Notice 1 dated October 17, 1988 and Notices 4 through 6 dated from November 7, 1988 through March 3, 1989 defining the rights of holders of GATC's Medium-Term Notes Series B issued during those periods, Notices 1 through 3 incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, and Notices 4 through 6 incorporated by reference to the GATC Annual Report on Form 10-K for the fiscal year ended December 31, 1988, file number 2-54754.

   4D. General American Transportation Corporation Notices 3 through 5 dated from April 4, 1989 through May 16, 1989, Notice 7 dated June 19, 1989 and Notice 12 dated July 21, 1989 defining the rights of the holders of GATC's Medium-Term Notes Series C issued during those periods. Notices 3 through 5 and Notice 7 is incorporated by reference to the GATC Quarterly Reports on Form 10-Q for the quarter ended June 30, 1989 and Notice 12 incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 2-54754.


  Exhibit
  Number     Exhibit Description                                            Page

      4E. General American Transportation Corporation Notice 1 dated February 27, 1992, and Notices 7 and 10 dated May 18, 1993 and May 25, 1993 defining the rights of the holders of GATC's Medium-Term Notes Series D issued during those periods. Notice 1 is incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, Notices 7 and 10 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ending June 30, 1993, file number 2-54754.

     4F. General American Transportation Corporation Notices 1 and 2 dated June 8, 1994 and Notices 3 dated June 17, 1994, and Notices 7 through 11 dated July 18, 1994, defining the rights of the holders of GATC's Medium-Term Notes Series E issued during those periods. Notices 1 through 3 are incorporated by reference to the GATC Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and Notices 7 through 11 are incorporated herein by reference to the Form 424(b)(5) dated July 18, 1994, file number 2-54754.

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

   12.       Statement regarding computation of ratios of earnings to
             fixed charges                                                   39

   23.       Consent of Independent Auditors                                 40

   27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1997, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.

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


                               GENERAL AMERICAN TRANSPORTATION CORPORATION
                                              (Registrant)



                                           /s/D. Ward Fuller
                                           -----------------
                                              D. Ward Fuller
                                     President, Chief Executive Officer
                                               and Director
                                              March 19, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.








          /s/D. Ward Fuller                              /s/David M. Edwards
  -----------------------------------               ----------------------------
             D. Ward Fuller                                 David M. Edwards
   President, Chief Executive Officer                           Director
              and Director                                   March 19, 1998
             March 19, 1998


        /s/Donald J. Schaffer                            /s/David B. Anderson
   ---------------------------------                 ---------------------------
           Donald J. Schaffer                               David B. Anderson
   Vice President, Finance and Chief                             Director
           Financial Officer                                  March 19, 1998
            March 19, 1998



           /s/John Schorman
    --------------------------------
              John Schorman
                Controller
              March 19, 1998

REPORT OF INDEPENDENT AUDITORS



Board of Directors
General American Transportation Corporation




We have audited the consolidated financial statements and related schedule of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14(a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation for the year ended December 31, 1997. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, it is our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                                        ERNST & YOUNG LLP


Chicago, Illinois
January 27, 1998




          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED OPERATIONS AND REINVESTED EARNINGS
                                  (In Millions)



                                                          Year Ended December 31

                                                         1997      1996      1995
                                                        ------    ------    ------

Gross income                                          $  798.6  $  753.8  $  703.0

Costs and expenses
     Operating expenses                                  340.6     330.0     312.2
     Interest                                            118.4     109.1      93.2
     Provision for depreciation and amortization         152.7     138.7     121.4
     Selling, general and administrative                  77.0      69.2      55.2
     Provision for restructuring                         185.8         -         -
                                                      --------  --------   -------
                                                         874.5     647.0     582.0
                                                      --------  --------   -------
(Loss) income before income taxes and equity in net
     earnings of affiliated companies                    (75.9)    106.8     121.0

Income taxes (benefit)                                   (20.7)     41.3      47.2
                                                      --------  --------  --------

(Loss) income before equity in net earnings of
     affiliated companies                                (55.2)     65.5      73.8

Equity in net earnings
     of affiliated companies                              14.0      14.8      20.1
                                                      --------  --------  --------

Net (loss) income                                        (41.2)     80.3      93.9

Reinvested earnings at beginning of year                 431.4     392.7     346.9

Dividends paid to GATX Corporation                       (43.0)    (41.6)    (48.1)
                                                      --------  --------  --------

Reinvested earnings at end of year                    $  347.2  $  431.4  $  392.7
                                                      ========  ========  ========


See notes to consolidated financial statements.



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                                December 31
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------

ASSETS


Cash and cash equivalents                               $     14.0     $     20.7


Trade receivables--net                                        52.7           83.7


Operating Lease Assets and Facilities:
     Railcars and support facilities                       2,480.5        2,436.5
     Tank storage terminals and pipelines                  1,128.9        1,377.8
                                                        ----------     ----------
                                                           3,609.4        3,814.3

     Less - Allowance for depreciation                    (1,593.8)      (1,558.7)
                                                        ----------     ----------
                                                           2,015.6        2,255.6


Due from GATX Corporation                                    392.1          408.3


Investments in affiliated companies                          200.1          189.2

Other assets                                                 153.7          104.8


                                                        ----------     ----------




TOTAL ASSETS                                            $  2,828.2     $  3,062.3
                                                        ==========     ==========




See notes to consolidated financial statements.








                                                                   December 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------

LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY

Accounts payable                                            $    140.5  $    128.8

Accrued expenses                                                  44.7        40.8

Debt
     Short-term debt                                             190.5       166.9
     Long-term debt                                            1,120.5     1,230.0
     Capital lease obligations                                   100.2       108.1
                                                            ----------  ----------
                                                               1,411.2     1,505.0

Deferred income taxes                                            315.7       352.1

Other deferred items                                             251.4       261.3
                                                            ----------  ----------

     Total liabilities and deferred items                      2,163.5     2,288.0



Shareholder's equity
     Common Stock--par value $1 per share,
         1,000 shares authorized, issued and
         outstanding (owned by GATX Corporation)                     -           -
     Additional capital                                          335.0       335.0
     Reinvested earnings                                         347.2       431.4
     Cumulative foreign currency translation adjustment          (17.5)        7.9
                                                            ----------  ----------

     Total shareholder's equity                                  664.7       774.3
                                                            ----------  ----------


TOTAL LIABILITIES, DEFERRED ITEMS
     AND SHAREHOLDER'S EQUITY                               $  2,828.2  $  3,062.3
                                                            ==========  ==========






          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (In Millions)

                                                             Year Ended December 31
                                                          ---------------------------
                                                            1997      1996      1995
                                                          -------   -------   -------


OPERATING ACTIVITIES
   Net (loss) income                                     $  (41.2) $   80.3  $   93.9
   Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
               Provision for depreciation
                 and amortization                           152.7     138.7     121.4
               Provision for restructuring, net of tax      123.8         -         -
               Deferred income taxes                         23.6      17.9      18.2
   Other (includes working capital)                         (13.5)     (6.2)    (22.3)
                                                         --------  --------  --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                245.4     230.7     211.2


INVESTING ACTIVITIES
   Additions to operating lease assets and facilities:
        Railcars and support facilities                    (293.4)   (299.6)   (382.0)
        Tank storage terminals and pipelines                (61.7)   (129.2)   (128.9)
   Investments in affiliated companies                      (49.8)     (4.4)    (30.3)
   Other investments                                            -     (83.1)        -
                                                         --------  --------  --------
        Capital additions                                  (404.9)   (516.3)   (541.2)
   Proceeds from asset dispositions                         224.6     184.7     270.7

   NET CASH USED IN INVESTING ACTIVITIES                   (180.3)   (331.6)   (270.5)


FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                  40.5     280.0     200.4
   Repayment of long-term debt                             (146.3)   (101.1)    (91.5)
   Net increase in short-term debt                           68.7      11.9      15.4
   Repayment of capital lease obligations                    (7.9)     (6.6)     (6.5)
   Cash dividends paid to GATX Corporation                  (43.0)    (41.6)    (48.1)
   Net decrease (increase) in amount due from
        GATX Corporation                                     16.2     (34.4)    (11.5)
                                                         --------  --------  --------


NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                     (71.8)    108.2      58.2

                                                         --------  --------  --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                  $   (6.7) $    7.3  $   (1.1)
                                                         ========  ========  ========



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

      Railcars                                                       20-33 years
      Buildings, leasehold improvements,
         storage tanks, and pipelines                                 5-40 years
      Machinery and related equipment                                 3-25 years

Goodwill: GATC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. GATC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business, and in that regard adjusted certain carrying amounts in 1997, as explained in Note O. Goodwill, net of accumulated amortization of $3.8 million and $3.4 million, was $34.1 million and $41.9 million as of December 31, 1997 and 1996, respectively. Amortization expense was $1.2 million, $.8 million and $.5 million for 1997, 1996 and 1995, respectively.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $148.8 million at December 31, 1997.

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

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATC's liability for environmental clean-up is both probable and reasonably estimable; adjustments to initial estimates are recorded as further information develops or circumstances change.

Revenue Recognition: The majority of GATC's gross income is derived from the rentals of railcars and terminals and other services.

Foreign Currency Translation: The assets and liabilities of GATC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. Incremental unrealized translation losses recorded in the cumulative foreign currency translation adjustment account were $25.4 million, $5.2 million and $8.4 million during 1997, 1996, and 1995, respectively.

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

Reclassifications: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B--ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in operating lease assets and facilities are classified as operating leases.

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 1997 were (in millions):

           1998                                           $  507.9
           1999                                              373.1
           2000                                              267.8
           2001                                              176.4
           2002                                              101.5
           Years thereafter                                  232.7
                                                         ---------
                                                          $1,659.4

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Operating lease assets and facilities includes cost and related allowances for depreciation of $152.0 million and $89.1 million, respectively, at December 31, 1997 and $152.2 million and $82.7 million, respectively, at December 31, 1996 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale-leasebacks substantially all of which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1997, 1996, and 1995 was $90.0 million, $81.3 million, and $65.1 million, respectively.

Minimum future rental payments: Future minimum rental payments due under noncancelable leases at December 31, 1997 were (in millions):

                                                                     Nonrecourse
                                      Capital         Operating       Operating
                                       Leases           Leases          Leases

      1998                             $ 17.3         $   73.2         $   8.6
      1999                               17.3             69.2            10.5
      2000                               17.2             69.8            14.2
      2001                               16.8             69.8            14.2
      2002                               16.2             77.6            11.9
      Years thereafter                   65.1          1,105.8           207.3
                                       ------         --------         -------
                                        149.9         $1,465.4         $ 266.7
                                                      ========         =======

      Less - Amount representing
              interest                  (49.7)
                                     --------

      Present value of future
        minimum capital lease
        payments                      $ 100.2
                                      =======

The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Subsequent to the initial lease term, the majority of railcar operating leases allow GATC to renew the lease at a fixed rate or purchase the railcar at
                                      -23-

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B--ACCOUNTING FOR LEASES (CONT'D)


fair market value. Interest expense on the above capital lease obligations was $9.3 million in 1997, $10.2 million in 1996, and $10.6 million in 1995.

The amounts shown as nonrecourse operating leases reflect rental payments of a bankruptcy remote special purpose corporation which is wholly owned by GATC. These rentals are consolidated for accounting purposes but are not guaranteed by nor are obligations of GATC.

NOTE C--ADVANCES TO PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $28.9 million in 1997, $28.3 million in 1996, and $28.7 million in 1995. These advances have no fixed maturity date. Interest income on advances to GATX were based on an interest rate which is adjusted annually in accordance with an estimate of short-term borrowing rates.

NOTE D--INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 25 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These domestic and foreign investments are in businesses similar to those of GATC's operations. Distributions received from such jointly-owned companies were $5.0 million, $5.2 million, and $7.3 million in 1997, 1996, and 1995, respectively.

For all affiliated companies held at the end of the year, operating results, as if GATC held 100% interest, were (in millions):

                                                       For the Year
                                          -------------------------------------
                                           1997           1996            1995
                                          ------         ------          ------

              Revenues                    $229.9         $205.9          $233.8
              Net income                    35.4           30.7            44.0

For all affiliated companies held at the end of the year, summarized balance sheet data, as if GATC held 100% interest, were (in millions):

                                                             December 31
                                                       -----------------------
                                                        1997             1996
                                                       ------           ------

              Total assets                             $880.1           $870.3
              Long-term liabilities                     506.8            442.6
              Other liabilities                         101.7            121.0
                                                       ------           ------

              Shareholders' equity                     $271.6           $306.7
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

Gross Income (in Millions)            1997               1996              1995
--------------------------          -------            --------           ------

Canada                            $    58.7           $    36.6         $    4.7
Other Foreign                          35.0                29.6             30.8
United States                         704.9               687.6            667.5
                                  ---------           ---------         --------

                                  $   798.6           $   753.8         $  703.0
                                  =========           =========         ========

(Loss) Income Before Income Taxes
and Equity in Net Earnings of
Affiliated Companies (in Millions)   1997                 1996             1995
---------------------------------  -------              -------          -------

Canada                            $   16.9             $    8.9         $     .1
Other Foreign                        (75.9)                (9.0)              .6
United States                        (16.9)               106.9            120.3
                                  --------             --------         --------

                                  $  (75.9)            $  106.8         $  121.0
                                  ========             ========         ========

Equity in Net Earnings of
Affiliated Companies (in Millions)   1997                 1996             1995
---------------------------------  -------              -------          -------

Canada                            $      -             $    2.7         $    5.2
Other Foreign                         13.0                 11.3             14.4
United States                          1.0                   .8               .5
                                  --------             --------         --------

                                  $   14.0             $   14.8         $   20.1
                                  ========             ========         ========


Identifiable Assets (in Millions)    1997                 1996             1995
---------------------------------  -------             --------          -------

Canada                            $  289.4             $  319.8         $   43.1
Other Foreign                        241.0                324.7            275.1
United States                      2,297.8              2,417.8          2,312.8
                                  --------             --------         --------

                                  $2,828.2             $3,062.3         $2,631.0
                                  ========             ========         ========


Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an increase or decrease to the unrealized foreign currency translation adjustment.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE F--SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt and its weighted average interest rate as of year end were (in millions):

                                               December 31
                               -------------------------------------------
                                     1997                       1996
                               -----------------          ----------------
                               Amount       Rate          Amount      Rate
                               ------       ----          ------      ----
Commercial paper               $ 26.6       6.53%         $ 10.0      5.58%
Other short-term borrowings     163.9       6.15           156.9      5.74
                               ------                     ------

                               $190.5                     $166.9
                               ======                     ======

Under a revolving credit agreement with a group of banks, GATC may borrow up to $300.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement, GATC met these requirements at December 31, 1997. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $26.6 million of commercial paper outstanding. GATC had borrowings of $125.3 million under unsecured money market lines at December 31, 1997. CGTX, GATC's Canadian railcar subsidiary, had bankers' acceptances and other uncommitted short-term borrowings of $55.2 million Canadian dollars at December 31, 1997.

Interest expense on short-term debt was $14.7 million in 1997, $11.9 million in 1996, and $8.5 million in 1995.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE G--LONG-TERM DEBT

Long-term debt (in millions) and the range of interest rates as of the end of 1997 were:

                              Interest        Final             December 31
                               Rates        Maturity         1997         1996
                            ----------------------------------------------------
Fixed Rate:
  Term notes                6.15%-10.875%   1998-2011      $1,032.6     $1,142.1
  Industrial revenue bonds  6.625%-7.30%    2019-2024          87.9         87.9
                                                           --------     --------

                                                           $1,120.5     $1,230.0

Maturities of GATC's long-term debt as of December 31, 1997 for each of the years 1998 through 2002 were (in millions):

                                        Year                  Amount
                                        ----                  ------
                                        1998                  $ 82.3
                                        1999                    89.0
                                        2000                   102.5
                                        2001                    95.8
                                        2002                   162.8

Interest cost incurred on long-term debt, net of capitalized interest, was $94.4 million in 1997, $87.0 million in 1996, and $74.1 million in 1995. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $.9 million in 1997, $3.7 million in 1996, and $4.6 million in 1995.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GATC utilizes off-balance sheet financial instruments to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1997 GATC had the following off-balance sheet financial instruments (in millions):
                                   Notional     Pay        Receive
Interest Rate Swaps                 Amount   Rate/Index   Rate/Index    Maturity
-------------------                -------- ------------ ------------  ---------
GATC pays fixed, receives floating  $725.7  5.097%-7.585%    LIBOR     1998-2001
GATC pays floating, receives fixed   500.0      LIBOR    6.230%-7.646% 2003-2006


Currency Swaps                  Receive           Deliver            Maturity
--------------                  -------           -------            --------
Canadian dollar swap             $115.0           C$156.1              2011
Deutschemark swap                $ 40.5           72.5 DM              2002

GATC had the following interest rate hedge activity (in millions):

                                                   Pay              Pay
Interest Rate Swaps                               Fixed           Floating

Balance at January 1, 1996                       $765.5            $850.0

Additions                                         315.5              62.0
Maturities                                       (200.0)                -
                                                 ------           ------

Balance at December 31, 1996                      881.0             912.0

Additions                                          44.7                 -
Maturities                                       (200.0)           (412.0)
                                                 ------            ------

Balance at December 31, 1997                     $725.7            $500.0
                                                 ======            ======

GATC uses interest rate swaps and forwards to manage its assets and liabilities, to convert floating rate debt to fixed rate debt (or fixed to floating) and to manage interest rate risk associated with the anticipated issuance of debt. Interest rate swaps are utilized to better match the cash flow characteristics of its debt portfolio and its railcar leases. Railcar assets are financed with long-term fixed rate debt or through sale-leasebacks. However, the railcar assets are placed on lease with average new lease terms of five years; the average renewal term is three years. Rents are fixed over these lease terms. Interest rate swaps effectively convert GATC's long-term fixed rate debt to fixed rate debt with maturities of three months to three years. Through the swap program, changes in GATC's interest expense are expected to better reflect changes in railcar lease rates.

In its swaps, GATC agrees to exchange at specific intervals the difference between fixed and floating rate interest amounts calculated on an agreed upon notional principal amount. The swaps have in effect converted $725.7 million of long-term fixed rate debt into 1-3 year fixed rate debt.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONT'D)

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1997, GATC would have received $13.1 million if the swaps were terminated; GATC would have paid $10.4 million if the swaps were terminated at December 31, 1996.

GATC has entered into currency swaps to hedge $115.2 million in debt obligations at its Canadian subsidiary and $40.5 million in debt obligations at its German subsidiary. The fair market value of its currency swap agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1997, GATC would have received $11.1 million if the swaps were terminated; GATC would have paid $2.7 million if the swaps were terminated at December 31, 1996.

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

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE I--FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table presents the carrying amounts and estimated fair values of GATC's financial instruments that were recorded on the balance sheet at year end (in millions):

                                                       December 31
                                       -----------------------------------------
                                                1997                 1996
                                       -----------------------------------------
                                       Carrying      Fair     Carrying     Fair
                                        Amount      Value      Amount      Value
Assets:
     Cash and cash equivalents         $   14.0   $   14.0   $   20.7   $   20.7
     Trade receivables-net                 52.7       52.7       83.7       83.7
     Due from GATX Corporation            392.1      392.1      408.3      408.3

Liabilities:
     Accounts payable                     140.5      140.5      128.8      128.8
     Short-term debt                      190.5      190.5      166.9      166.9
     Long-term debt - variable             47.5       47.5          -          -
     Long-term debt - fixed             1,073.0    1,145.8    1,230.0    1,300.4


The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

For cash and cash equivalents, trade receivables, accounts payables, and short-term debt, the carrying amount approximates fair value because of the short maturity of those instruments.

The carrying amounts reported in the balance sheet for the Due from GATX Corporation approximate fair value.

The carrying amount of variable rate long-term debt reported in the balance sheet approximates fair value. The fair value of fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the note term and market interest rate for each note based on GATC's current incremental borrowing rates for similar borrowing arrangements.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE J--PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $3.5 million in 1997, $5.0 million in 1996, and $3.5 million in 1995.

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for 1997, 1996, and 1995 was $5.6 million, $3.0 million, and $3.1 million, respectively. The net periodic pension cost for 1997 included a $2.5 million one-time termination expense as a result of a facility sale. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

GATC provides health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors. A discount rate of 7.75% was used to determine the expense (net periodic postretirement benefit cost) and liability (accrued postretirement benefit liability) for all years presented below.

Net periodic postretirement benefit cost, which for 1997 reflected termination expense for a facility sale, included the following components (in millions):

                                                 1997         1996         1995
                                                -----        -----        -----

  Current service cost                          $  .4        $  .4        $  .4
  Interest cost on accumulated
    postretirement benefit obligation             3.8          4.1          4.2
  Net termination expense                         1.1            -            -
                                                -----        -----        -----

  Net periodic postretirement benefit cost      $ 5.3        $ 4.5        $ 4.6
                                                =====        =====        =====

  Discount rate                                 7.75%        7.75%        7.75%
                                                =====        =====        =====

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE K--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONT'D)


The accrued postretirement benefit liability, part of Other Deferred Items on GATC's balance sheet, included the following components (in millions):

                                                                December 31
                                                            1997           1996
                                                           -----          -----

 Accumulated postretirement benefit obligation
    Retirees                                               $45.6          $47.0
    Fully eligible active plan participants                  2.3            2.4
    Other active plan participants                           4.7            5.2
                                                           -----          -----

 Total accumulated postretirement benefit obligation        52.6           54.6

 Unrecognized gain                                          10.0           10.1
                                                           -----          -----

 Accrued postretirement benefit liability                  $62.6          $64.7
                                                           =====          =====


The health care cost trend rate assumption has a significant effect on the amount of the periodic cost and obligation reported. The trend rate currently assumed for participants under age 65 is 6.0% in 1997 and thereafter. For participants age 65 and older, the assumed trend rate is 5.0% in 1997 and after. An increase in the assumed health care cost trend rates by 1% would increase the net periodic postretirement benefit cost by $.3 million per year, and the accumulated postretirement benefit obligation by $3.6 million.

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATC's deferred tax liabilities and assets were (in millions):

                                                                December 31
                                                           ---------------------
                                                            1997           1996
                                                           ------         ------
Deferred tax liabilities:
   Book/tax basis differences due to depreciation          $347.8         $392.9
   Other                                                     45.4           45.8
                                                           ------         ------
        Total deferred tax liabilities                      393.2          438.7

Deferred tax assets:
   Accruals not currently deductible for tax purposes        31.1           35.9
   Postretirement benefits other than pensions               22.0           22.7
   Lease accounting                                          21.4           21.8
   Other                                                      3.0            6.2
                                                           ------         ------
        Total deferred tax assets                            77.5           86.6
                                                           ------         ------

Net deferred tax liabilities                               $315.7         $352.1
                                                           ======         ======

The results of operations of GATC and its United States subsidiaries are included in the consolidated federal income tax return of GATX. Current provisions for federal income taxes represent amounts payable to GATX resulting from inclusion of GATC's operations in the consolidated federal income tax return. Amounts shown as currently payable for federal income taxes represent taxes payable due to the alternative minimum tax. Included in 1997's total deferred tax credit is a $56.5 million deferred tax benefit resulting from Terminals' $185.8 million pre-tax restructuring charge.

Income taxes consisted of (in millions):
                                                       For the Year
                                          -------------------------------------
                                            1997            1996           1995
                                          ------          ------         ------
     Current-
         Domestic:
              Federal                     $  8.4          $ 19.4         $ 26.7
              State and local                  -             1.8            2.2
                                          ------          ------         ------
                                             8.4            21.2           28.9
         Foreign                             3.8             2.2             .1
                                          ------          ------         ------
                                            12.2            23.4           29.0
     Deferred-
         Domestic:
              Federal                      (34.6)           16.9           16.7
              State and local               (3.3)            1.5            1.0
                                          ------          ------         ------
                                           (37.9)           18.4           17.7
         Foreign                             5.0             (.5)            .5
                                          ------          ------         ------
                                           (32.9)           17.9           18.2
                                          ------          ------        -------

     Income tax (benefit) expense         $(20.7)         $ 41.3         $ 47.2
                                          ======          ======         ======

     Income taxes paid                    $ 15.0          $ 23.9         $ 26.9
                                          ======          ======         ======

GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L--INCOME TAXES (CONT'D)

The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:
                                                      For the Year
                                      -----------------------------------------
                                       1997       1997(A)      1996        1995
                                      ------      ------      -----       -----



Federal statutory income tax rate      35.0%       35.0%       35.0%       35.0%
Add (deduct) effect of:
         Foreign income                (2.4)        1.6         2.2         1.0
         State income taxes            (2.3)        1.6         2.0         1.7
         Restructuring charges         (3.9)          -           -           -
         Minority interest                -           -           -         2.0
         Other                           .8         (.5)        (.6)        (.7)
                                       ----        ----        ----        ----

                                       27.2%       37.7%       38.6%       39.0%
                                       ====        ====        ====        ====

(A) Before restructuring charges


NOTE M--COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GATC's revenues are derived from a wide range of industries and companies. However, approximately 39% of total revenues are generated from the transportation or storage of products from the chemical industry; for similar services, 39% of revenues are derived from the petroleum industry.

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

At December 31, 1997, GATC had firm commitments to acquire railcars and to upgrade facilities totaling $209 million.

GATC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. Two of GATC's subsidiaries are involved in a litigation arising out of a chemical leak and resulting tank car fire in New Orleans, Louisiana. While the amounts claimed are substantial, and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATC and its subsidiaries in the discharge of such liability are not likely to be material to GATC's consolidated financial position or results of operations.

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


GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)


                                                                                         (In millions)
                                                                     --------------------------------------------
                                                                       1997               1996              1995
                                                                     --------------------------------------------



Gross Income:
     Railcar Leasing and Management                                  $  476.9           $ 427.9         $  360.9
     Terminals and Pipelines                                            292.8             297.6            313.4
                                                                     --------           -------         --------

              Subtotal                                                  769.7             725.5            674.3

     Intersegment amounts with other GATX segments                       28.9              28.3             28.7
                                                                     --------           -------         --------

CONSOLIDATED                                                         $  798.6           $ 753.8         $  703.0
                                                                     ========           =======         ========


(Loss) Income Before Income Taxes and Equity
     in Net Earnings of Affiliated Companies:
     Railcar Leasing and Management                                  $  116.8           $ 103.8         $   90.7
     Terminals and Pipelines                                           (192.7) (A)          3.0             30.3
                                                                     --------           -------         --------

CONSOLIDATED                                                         $  (75.9)          $ 106.8         $  121.0
                                                                     ========           =======         ========


Equity in Net Earnings
     of Affiliated Companies:
         Railcar Leasing and Management                              $     .9           $   2.9         $    5.4
         Terminals and Pipelines                                         13.1              11.9             14.7
                                                                     --------           -------         --------

CONSOLIDATED                                                         $   14.0           $  14.8         $   20.1
                                                                     ========           =======         ========


Net (Loss) Income:
         Railcar Leasing and Management                              $   74.4           $  67.7         $   62.9
         Terminals and Pipelines                                       (115.6) (B)         12.6             31.0
                                                                     --------           -------         --------

CONSOLIDATED                                                         $  (41.2)          $  80.3         $   93.9
                                                                     ========           =======         ========



(A) Pre-tax income includes a $185.8 million provision for restructuring.

(B) Net loss includes a $123.8 million after-tax provision for restructuring.


                                      -36-



GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)

NOTE N--FINANCIAL DATA OF BUSINESS SEGMENTS (CONT'D)





                                                                                      (In Millions)
                                                                  ---------------------------------------------
                                                                      1997               1996            1995
                                                                  ---------------------------------------------


Identifiable Assets:
    Railcar Leasing and Management                                  $2,361.5          $2,387.1         $2,041.9
    Terminals and Pipelines                                            936.7           1,193.5          1,101.5
    Other                                                                1.1               1.0              1.0
                                                                    --------          --------         --------
                                                                     3,299.3           3,581.6          3,144.4
    Intersegment amounts                                              (471.1)           (519.3)          (513.4)
                                                                    --------          --------         --------

CONSOLIDATED                                                        $2,828.2          $3,062.3         $2,631.0
                                                                    ========          ========         ========

Capital Additions:
    Railcar Leasing and Management                                  $  336.9          $  386.8         $  392.6
    Terminals and Pipelines                                             68.0             129.5            148.6
                                                                    --------          --------         --------

CONSOLIDATED                                                        $  404.9          $  516.3         $  541.2
                                                                    ========          ========         ========

Provision for Depreciation and Amortization:
    Railcar Leasing and Management                                  $   98.0          $   86.8         $   76.1
    Terminals and Pipelines                                             54.7              51.9             45.3
                                                                    --------          --------         --------

CONSOLIDATED                                                        $  152.7          $  138.7         $  121.4
                                                                    ========          ========         ========

Interest Expense:
    Railcar Leasing and Management                                  $  103.7          $   99.4         $   86.1
    Terminals and Pipelines                                             57.2              53.5             46.4
                                                                    --------          --------         --------
                                                                       160.9             152.9            132.5
    Intersegment amounts                                               (42.5)            (43.8)           (39.3)
                                                                    --------          --------         --------

CONSOLIDATED                                                        $  118.4          $  109.1         $   93.2
                                                                    ========          ========         ========



NOTE O - RESTRUCTURING CHARGES

During 1997, strategic decisions resulted in a $186 million ($124 million after-tax) restructuring charge related to GATX Terminals. The restructuring charge was based on the decision to close, sell or revalue certain domestic and foreign terminal locations to reflect permanent changes in market conditions. The carrying values of certain assets, including goodwill, were written down to fair value as described in Note A.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                  (In Millions)



-------------------------------------------------------------------------------------------------------------------


                     COL. A                           COL. B             COL. C          COL. D           COL. E          COL. F

-------------------------------------------------------------------------------------------------------------------


                                                                                  ADDITIONS
                                                                                  Charged to
                                                    Balance at     Charged to      Other                                 Balance
                                                    Beginning        Costs &      Accounts-         Deductions-          at End
                                                    of Period       Expenses       Describe          Describe           of Period
---------------------------------------------------------------------------------------------------------------------------------



Year ended December 31, 1997:
        Allowance for possible losses
             in collection of trade
             receivables - Note A                     $ 5.5           $  .3         $  .6 (B)        $  .7 (C)             $  5.7

Year ended December 31, 1996:
        Allowance for possible losses
             in collection of trade
             receivables - Note A                     $ 5.4           $  .3         $ 1.7 (B)        $ 1.9 (C)             $  5.5

Year ended December 31, 1995:
        Allowance for possible losses
             in collection of trade
             receivables - Note A                     $ 5.4           $  .1         $ 1.2 (B)        $ 1.3 (C)             $  5.4


Note A - Deducted from asset  accounts.
Note B - Transfer from other  accounts.
Note C - Uncollectible accounts charged off.




                                                                                                                         EXHIBIT 12

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                         (In Millions Except For Ratios)



                                                                        1997          1996          1995          1994         1993
                                                                       ------        ------        ------        ------       -----


Earnings available for fixed charges:
     Net (loss) income .......................................       $  (41.2)     $   80.3      $   93.9      $   87.0     $  74.1

Add (deduct):
     Income taxes (benefit) expense ..........................          (20.7)         41.3          47.2          42.7        45.1
     Equity in net earnings of affiliated
          companies, net of distributions received ...........           (9.0)         (9.6)        (12.8)        (14.2)      (11.5)
     Interest on indebtedness and amortization
          of debt discount and expense .......................          118.4         109.1          93.2          76.5        76.6
     Amortization of capitalized interest ....................            1.4           1.1           1.1           1.1         1.1
     Portion of rents representative of interest
          factor (deemed to be one-third) ....................           30.0          27.0          21.7          16.8        13.2
                                                                     --------      --------      --------      --------      ------

     Total earnings available for fixed charges ..............       $   78.9      $  249.2      $  244.3      $  209.9      $198.6
                                                                     ========      ========      ========      ========      ======

Fixed charges:
     Interest on indebtedness and amortization
          of debt discount and expense .......................       $  118.4      $  109.1      $   93.2      $   76.5      $ 76.6
     Capitalized interest ....................................             .9           3.7           4.6           2.7         2.4
     Portion of rents representative of interest
          factor (deemed to be one-third) ....................           30.0          27.0          21.7          16.8        13.2
                                                                     --------      --------      --------      --------      ------

     Total fixed charges .....................................       $  149.3      $  139.8      $  119.5      $   96.0      $ 92.2
                                                                     ========      ========      ========      ========      ======

Ratio of earnings to fixed charges (A).......................            .53x (B)     1.78x         2.04x         2.19x       2.15x



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

(B)     In 1997, net loss included restructuring charges of $123.8 million.  Excluding the charges, the "ratio of earnings to fixed charges" was 1.77x.  See Note O - Restructuring Charges.


                                                                     EXHIBIT 23




CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in Registration Statement No. 33-48475 on Form S-3 filed July 30, 1992, Registration Statement No. 33-52301 on Form S-3 filed February 16, 1994, and Registration Statement No. 33-64697 on Form S-3 filed December 1, 1995 of General American Transportation Corporation of our report dated January 27, 1998 with respect to the consolidated financial statements and schedule of General American Transportation Corporation included in this Annual Report on Form 10-K for the year ended December 31, 1997.



                                                         ERNST & YOUNG LLP


Chicago, Illinois
March 16, 1998

EXHIBITS FILED WITH DOCUMENT

   12. Statement regarding computation of ratios of earnings to fixed charges

   23.       Consent of Independent Auditors

   27. Financial Data Schedule for GATC for the fiscal year ended December 31, 1997, file number 2-54754. Submitted to the SEC along with the electronic submission of this report on Form 10-K.

             Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.