Form 10-Q
period 1998-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1998-05-13
CIK 276478

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


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended                      Commission File Number
        March 31, 1998                                       2-54754



                   General American Transportation Corporation



Incorporated in the                              IRS Employer Identification No.
 State of New York                                          36-2827991


                             500 West Monroe Street
                          Chicago, Illinois 60661-3676
                                 (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 30, 1998.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                          PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   In Millions


                                                          Three Months Ended
                                                                March 31
                                                       -------------------------
                                                         1998              1997
                                                       --------          -------
Gross income...........................................  $202.6           $194.0


Costs and expenses
    Operating expenses.................................    88.7             84.1
    Interest...........................................    28.3             29.3
    Provision for depreciation and amortization........    35.2             38.0
    Selling, general and administrative................    18.8             18.6
                                                        -------          -------
                                                          171.0            170.0
                                                        -------          -------

Income before income taxes and equity in net
    earnings of affiliated companies...................    31.6             24.0

Income taxes...........................................    11.9              9.7
                                                        -------          -------

Income before equity in net earnings of
   affiliated companies................................    19.7             14.3

Equity in net earnings of affiliated
    companies..........................................     4.0              2.3
                                                        -------          -------

Net income............................................. $  23.7          $  16.6
                                                        =======          =======


Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

                                        1



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                   In Millions



ASSETS

                                                       March 31      December 31
                                                         1998            1997
                                                      ---------      -----------
                                                     (Unaudited)
Cash and cash equivalents..........................  $   17.4         $   14.0


Trade receivables - net............................      36.5             52.7


Operating lease assets and facilities:
      Railcars and support facilities..............   2,591.0          2,480.5
      Tank storage terminals and pipelines.........   1,127.8          1,128.9
                                                     ---------        ---------
                                                      3,718.8          3,609.4


Less - Allowance for depreciation..................  (1,633.6)        (1,593.8)
                                                     ---------        ---------
                                                      2,085.2           2015.6

Due from GATX Corporation..........................     395.7            392.1


Investments in affiliated companies................     203.6            200.1


Other assets.......................................      145.9           153.7
                                                     ----------      ----------





TOTAL ASSETS.......................................  $ 2,884.3       $ 2,828.2
                                                     =========       =========








LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                                       March 31      December 31
                                                         1998           1997
                                                      -----------    -----------
                                                      (Unaudited)
Accounts payable....................................  $    118.0     $    140.5

Accrued expenses....................................        45.8           44.7

Debt
      Short-term debt...............................       259.4          190.5
      Long-term debt................................     1,124.1        1,120.5
      Capital lease obligations.....................        94.7          100.2
                                                       ----------      ---------
                                                         1,478.2        1,411.2

Deferred income taxes...............................       328.2          315.7

Other deferred items................................       238.4          251.4
                                                       ----------       --------

      Total liabilities and deferred items..........     2,208.6        2,163.5

Shareholder's equity
      Common Stock - par value $1 per share;
           1,000 shares authorized, issued and
           outstanding (owned by GATX Corporation)..           -              -
      Additional capital............................       335.0          335.0
      Reinvested earnings...........................       358.6          347.2
      Accumulated other comprehensive income........       (17.9)         (17.5)
                                                        ---------       --------

           Total shareholder's equity...............       675.7          664.7
                                                        ---------       --------

TOTAL LIABILITIES, DEFERRED ITEMS
      AND SHAREHOLDER'S EQUITY......................   $ 2,884.3       $ 2,828.2
                                                       =========       =========




          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                             Three Months Ended
                                                                   March 31
                                                              ------------------
                                                              1998         1997
                                                              -----       ------
OPERATING ACTIVITIES
        Net income........................................... $ 23.7     $ 16.6
        Adjustments to reconcile net income to net cash
           provided by operating activities:
                Provision for depreciation and amortization..   35.2       38.0
                Deferred income taxes........................    6.3        1.0
        Other (includes working capital).....................   (9.2)       5.3
                                                               ------     ------

        NET CASH PROVIDED BY OPERATING ACTIVITIES............   56.0       60.9


INVESTING ACTIVITIES
        Additions to operating lease assets and facilities
           Railcars and support facilities................... (100.1)     (82.6)
           Tank storage terminals and pipelines..............   (8.3)     (10.7)
        Investments in affiliated companies and other........      -         .7
                                                              -------    -------
           Capital additions................................. (108.4)     (92.6)
        Proceeds from asset dispositions.....................    5.0        1.7
                                                              -------    -------

        NET CASH USED IN INVESTING ACTIVITIES................ (103.4)     (90.9)

FINANCING ACTIVITIES
        Repayment of long-term debt and other................  (19.0)     (48.4)
        Net increase in short-term debt......................   91.0       97.6
        Repayment of capital lease obligations...............   (5.3)      (4.1)
        Cash dividends paid to GATX Corporation..............  (12.3)     (10.0)
        Net increase in amount due from GATX Corporation.....   (3.6)     ( 7.6)
                                                              -------    -------

        NET CASH PROVIDED BY  FINANCING ACTIVITIES...........   50.8       27.5
                                                              -------    -------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS......................................... $  3.4    $  (2.5)
                                                              =======    =======





          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1998

                                   In Millions

                                                                         Accumulated
                                                                            Other
                                     Common   Additional   Reinvested   Comprehensive
                                      Stock    Capital      Earnings      Income (a)    Total
                                     ------   ----------    ---------    -----------    -----
Beginning Balance 1/1/98            $    -      $335.0        $347.2       $ (17.5)     $664.7
Comprehensive Income
   Net income                                                   23.7                      23.7
   Other comprehensive income
      Foreign currency translation
         adjustment                                                           (0.4)       (0.4)
                                                                                        -------
   Comprehensive income                                                                   23.3
                                                                                        -------
Dividends declared                                             (12.3)                    (12.3)
                                     -------    ------        ------       -------      -------
Ending Balance 3/31/98               $    -     $335.0        $358.6       $ (17.9)     $675.7
                                     =======    ======        ======       =======      =======



                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997

                                   In Millions

Beginning Balance 1/1/97             $    -      $335.0      $431.4       $    7.9      $774.3
Comprehensive Income
   Net income                                                  16.6                       16.6
   Other comprehensive income
      Foreign currency translation
         adjustment                                                           (4.4)       (4.4)
                                                                                        -------
   Comprehensive income                                                                   12.2
                                                                                        -------
Dividends declared                                            (10.0)                     (10.0)
                                     -------     -------     -------         --------   -------
Ending Balance 3/31/97              $    -        $335.0     $438.0          $    3.5   $776.5
                                     =======     =======     =======         ========   =======


(a) The beginning balance of accumulated other comprehensive income consists solely of foreign currency translation adjustment for both years.

                                        5

                      MANAGEMENT'S DISCUSSION OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 1998
                          TO FIRST THREE MONTHS OF 1997


GENERAL

General American Transportation Corporation's (GATC) net income for the first quarter of 1998 was $24 million compared to $17 million for the first quarter of 1997. While Transportation benefitted from more railcars on lease and higher rental rates, Terminals improved due to favorable petroleum market conditions, higher equity earnings from affiliates, and lower depreciation following the restructuring charge taken in the fourth quarter of 1997.

Net cash provided by operating activities for the first quarter of 1998 was $56 million, a decrease of $5 million from the comparable prior year quarter. The decrease includes the changes in working capital.

Capital additions for the quarter totaled $108 million, $16 million higher than the first quarter of 1997. Transportation invested $100 million in its railcar fleet and facilities, an increase of $18 million from the first quarter of 1997; the number of new and existing railcars acquired was 1,700 compared to 1,300 last year. Terminals' capital additions of $8 million were in line with the prior year quarter. Full year capital spending is expected to be about $400 million, in line with last year. It is anticipated that capital expenditures will be funded by both internally generated cash flow and GATC's external recourse and nonrecourse financing sources.

GATC had unused committed lines of credit of $255 million at March 31, 1998. Under a $650 million shelf registration for debt securities and pass-through certificates, $100 million of notes and $236 million of pass through certificates have been issued as of the end of the first quarter of 1998; no notes were issued during the quarter.

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

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)
--------------------------------------------------------------------------------


                                   Three Months Ended
(In Millions)                            March 31
                                 -----------------------
                                   1998           1997             Change
                                 --------       --------     -----------------

Gross Income                      $125.7         $116.2         $ 9.5        8%

Net Income                        $ 19.4         $ 18.0         $ 1.4        8%

--------------------------------------------------------------------------------


Transportation's gross income for the first three months of 1998 increased 8% from the comparable prior year quarter attributable to a larger active fleet and higher overall lease rates. Approximately 78,900 tank and freight cars were on lease throughout North America at March 31, 1998, compared to 73,900 railcars a year ago. With a total North American fleet of 82,200 railcars, utilization ended the period at 96%, up from 94% a year ago.

Net income increased 8% from the first quarter of 1997 primarily due to the same reasons that revenues increased. While all major cost areas (asset ownership, repairs, and SG&A) increased, the cost increases were proportional to the increase in revenue. Because most of the recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas Canadian railcars are financed with debt and, therefore, those asset ownership costs are recorded as depreciation and interest expense.

TERMINALS AND PIPELINES
--------------------------------------------------------------------------------


                                   Three Months Ended
(In Millions)                           March 31
                                   ------------------
                                   1998          1997              Change
                                   -----         ----         -----------------

Gross Income                      $ 70.0       $ 70.5         $  (.5)       (1)%

Net Income (Loss)                 $  4.3       $ (1.4)         $ 5.7         -

--------------------------------------------------------------------------------


Although Terminals' gross income for the first three months of 1998 approximates the prior year quarter, 1997's revenues include those related to the Norco facility that was sold in September 1997. On a comparable facility basis, gross income for the current quarter increased by 4% over the prior year primarily due to petroleum activity. In the petroleum market, an inventory build-up provided some opportunities for Terminals' storage services. However, it is doubtful that the industry trend to reduce inventory levels is being reversed. Chemical and pipeline revenues for the current quarter are in-line with the prior year quarter. Throughput of petroleum and chemical products was 150 million barrels for the first quarter of 1998, up modestly from 147 million barrels (excluding Norco) for the same quarter last year. Capacity utilization at wholly-owned facilities was 94% at March 31, 1998, versus 92% (excluding Norco) a year ago.

Terminals' net income for the first quarter of 1998 of $4.3 million, an increase of $5.7 million from last year, was due to improved operating conditions, one-time transformation costs incurred during the prior year quarter, and the impact of the restructuring program implemented in the fourth quarter of 1997. Equity earnings were $3.5 million, $1.3 million greater than the first quarter of 1997, reflecting improved utilization at domestic and several international affiliates.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.                                  Page

(a)  12    Statement regarding computation of ratios of earnings to fixed
           charges.                                                           11

     27 Financial Data Schedule for GATC for the quarter ended March 31, 1998 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                                    GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                     (Registrant)




                                                 /s/D. Ward Fuller
                                               ---------------------
                                                   D. Ward Fuller
                                          President, Chief Executive Officer
                                                      and Director
                                                (Duly Authorized Officer)




                                                 /s/Donald J. Schaffer
                                                ------------------------
                                                    Donald J. Schaffer
                                              Vice President, Finance and Chief
                                                     Financial Officer

Date:  May 13, 1998

                                                                      Exhibit 12

                   GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES

                         In Millions, Except For Ratios


                                                                    Three Months      Year Ended
                                                                   Ended March 31     December 31
                                                                   1998      1997         1997
                                                                  -----     -----     -----------
                                                                     (Unaudited)
Earnings available for fixed charges:
   Net income (loss)...........................................   $ 23.7    $ 16.6      $ (41.2)

   Add (deduct):
        Income taxes (benefit).................................     11.9       9.7        (20.7)
        Equity in net earnings of affiliated
            companies, net of distributions received...........     (4.0)     (1.5)        (9.0)
        Interest on indebtedness and amortization
            of debt discount and expense.......................     28.3      29.3        118.4
        Amortization of capitalized interest...................       .3        .3          1.4
        Portion of rents representative of interest
            factor (deemed to be one-third)....................      7.7       6.8         30.0
                                                                 -------    -------     -------
Total earnings available for fixed charges.....................   $ 67.9    $ 61.2        $78.9
                                                                  ======    ======      =======

Fixed charges:
   Interest on indebtedness and amortization
        of debt discount and expense...........................   $ 28.3    $ 29.3      $ 118.4
   Capitalized interest........................................       .3        .2           .9
   Portion of rents representative of interest
        factor (deemed to be one-third)........................      7.7       6.8         30.0
                                                                   ------    ------      ------

Total fixed charges............................................    $ 36.3   $ 36.3       $149.3
                                                                   ======    ======      ======

Ratio of earnings to fixed charges(A)..........................     1.87x     1.69x        .53x(B)


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
           charges.

     27 Financial Data Schedule for GATC for the quarter ended March 31, 1998 submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.