Form 10-Q
period 1998-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1998-08-14
CIK 276478

=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





                                   Form 10-Q



        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR


        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended                         Commission File Number
       June 30, 1998                                            2-54754


                               -----------------


                  GENERAL AMERICAN TRANSPORTATION CORPORATION


     Incorporated in the                       IRS Employer Identification No.
      State of New York                                   36-2827991


                             500 West Monroe Street
                         Chicago, Illinois  60661-3676
                                 (312) 621-6200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of July 31, 1998.


=============================================================================

                         PART I--FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                  IN MILLIONS

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30             JUNE 30
                                              --------------------  ------------------
                                                  1998      1997       1998      1997
                                              ---------  ---------  --------  --------
Gross income ...............................  $   206.5  $   201.4  $  409.1  $  395.4

Costs and expenses
  Operating expenses .......................       89.1       86.8     177.8     170.9
  Interest .................................       28.9       30.2      57.2      59.5
  Provision for depreciation
     and amortization ......................       35.5       37.7      70.7      75.7
  Selling, general and administrative ......       19.2       18.8      38.0      37.4
                                              ---------  ---------  --------  --------
                                                  172.7      173.5     343.7     343.5
                                              ---------  ---------  --------  --------

Income before income taxes and equity
  in net earnings of affiliated
  companies ................................       33.8       27.9      65.4      51.9

Income taxes ...............................       13.0       10.3      24.9      20.0
                                              ---------  ---------  --------  --------

Income before equity in net earnings
  of affiliated companies ..................       20.8       17.6      40.5      31.9

Equity in net earnings
  of affiliated companies ..................        3.6        3.4       7.6       5.7
                                              ---------  ---------  --------  --------

Net income .................................  $    24.4  $    21.0  $   48.1  $   37.6
                                              =========  =========  ========  ========



---------------

     Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                  IN MILLIONS


ASSETS

                                                JUNE 30      DECEMBER 31
                                                  1998          1997
                                              ----------     -----------
                                              (UNAUDITED)
Cash and cash equivalents ...............      $   18.3      $    14.0


Trade receivables - net .................          54.6           52.7


Operating lease assets and facilities
  Railcars and support facilities .......       2,656.6        2,480.5
  Tank storage terminals and pipelines ..       1,141.3        1,128.9
                                              ---------      ---------
                                                3,797.9        3,609.4


  Less - Allowance for depreciation .....      (1,652.3)      (1,593.8)
                                              ---------      ---------
                                                2,145.6        2,015.6

Due from GATX Corporation ...............         398.3          392.1


Investments in affiliated companies .....         201.8          200.1


Other assets ............................         150.9          153.7
                                              ---------      ---------


TOTAL ASSETS ............................     $ 2,969.5      $ 2,828.2
                                              =========      =========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

                                                   JUNE 30       DECEMBER 31
                                                     1998           1997
                                                  -----------    -----------
                                                  (UNAUDITED)
Accounts payable ............................     $  138.3        $  140.5

Accrued expenses ............................         46.6            44.7

Debt
 Short-term debt ............................        327.0           190.5
 Long-term debt .............................      1,114.7         1,120.5
 Capital lease obligations ..................         94.7           100.2
                                                  --------        --------
                                                   1,536.4         1,411.2

Deferred income taxes .......................        333.1           315.7

Other deferred items ........................        236.1           251.4
                                                  --------        --------

   Total liabilities and deferred items .....      2,290.5         2,163.5

Shareholder's equity
 Common Stock - par value $1 per share;
   1,000 shares authorized, issued and
   outstanding (owned by GATX Corporation) ..            -               -
 Additional capital .........................        335.0           335.0
 Reinvested earnings ........................        370.5           347.2
 Accumulated other comprehensive income .....        (26.5)          (17.5)
                                                  --------        --------
   Total shareholder's equity ...............        679.0           664.7
                                                  --------        --------

TOTAL LIABILITIES, DEFERRED ITEMS
AND SHAREHOLDER'S EQUITY ....................     $2,969.5        $2,828.2
                                                  ========        ========

                  GENERAL AMERICAN TRANSPORTATION CORPORATION
                                AND SUBSIDIARIES


                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  IN MILLIONS

                                                                        Accumulated
                                                                           Other
                                    Common   Additional   Reinvested   Comprehensive
                                    Stock     Capital      Earnings      Income (a)    Total
                                    -----     -------      --------      ----------    -----
Beginning Balance 1/1/98            $    -    $335.0       $347.2         $(17.5)      $664.7

Comprehensive Income:
   Net income                                                48.1                        48.1
   Other comprehensive income
      Foreign currency translation
         ajustment                                                          (9.0)        (9.0)
                                                                                       ------
   Comprehensive income                                                                  39.1
                                                                                       ------

Dividends declared                                          (24.8)                      (24.8)
                                    ------    ------       ------         ------       ------
Ending Balance 6/30/98              $    -    $335.0       $370.5         $(26.5)      $679.0
                                    ======    ======       ======         ======       ======




                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                  IN MILLIONS

Beginning Balance 1/1/97            $    -    $335.0       $431.4         $  7.9       $774.3

Comprehensive Income:
 Net income                                                  37.6                        37.6
 Other comprehensive income
    Foreign currency translation
      adjustment                                                            (3.2)        (3.2)
                                                                                       ------
 Comprehensive income                                                                    34.4
                                                                                       ------
Dividends declared                                          (20.8)                      (20.8)
                                    ------    ------       ------         ------       ------
Ending Balance 6/30/97              $    -    $335.0       $448.2         $  4.7       $787.9
                                    ======    ======       ======         ======       ======


(a) The beginning balance of accumulated other comprehensive income consists solely of foreign currency translation adjustment for both years.

                  GENERAL AMERICAN TRANSPORTATION CORPORATION
                                AND SUBSIDIARIES


                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED JUNE 30, 1998
                                  IN MILLIONS

                                                                        Accumulated
                                                                           Other
                                    Common   Additional   Reinvested   Comprehensive
                                    Stock     Capital      Earnings      Income (a)    Total
                                    -----     -------      --------      ----------    -----
Beginning Balance 4/1/98            $    -    $335.0       $358.6         $(17.9)      $675.7

Comprehensive Income:
   Net income                                                24.4                        24.4
   Other comprehensive income
      Foreign currency translation
        adjustment                                                          (8.6)        (8.6)
                                                                                       ------
   Comprehensive income                                                                  15.8
                                                                                       ------

Dividends declared                                          (12.5)                      (12.5)
                                    ------    ------       ------         ------       ------
Ending Balance 6/30/98              $    -    $335.0       $370.5         $(26.5)      $679.0
                                    ======    ======       ======         ======       ======


                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                        THREE MONTHS ENDED JUNE 30, 1997
                                  IN MILLIONS

Beginning Balance 4/1/97            $    -    $335.0       $438.0         $  3.5       $776.5

Comprehensive Income:
 Net income                                                  21.0                        21.0
 Other comprehensive income
    Foreign currency translation
      adjustment                                                             1.2          1.2
                                                                                       ------
 Comprehensive income                                                                    22.2
                                                                                       ------
Dividends declared                                          (10.8)                      (10.8)
                                    ------    ------       ------         ------       ------
Ending Balance 6/30/97              $    -    $335.0       $448.2         $  4.7       $787.9
                                    ======    ======       ======         ======       ======




 (a) The beginning balance of accumulated other comprehensive income consists solely of foreign currency translation adjustment for both years.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES


               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                  IN MILLIONS

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30                  JUNE 30
                                                      ---------------------      -------------------
                                                        1998         1997         1998         1997
                                                      -------       -------      -------     -------
OPERATING ACTIVITIES
--------------------
Net income                                            $  24.4       $  21.0      $  48.1     $  37.6
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for depreciation and amortization         35.5          37.7         70.7        75.7
     Deferred income taxes                                6.6           7.2         12.9         8.2
Other (includes working capital)                         (3.1)        (20.3)       (12.3)      (15.0)
                                                      -------       -------      -------     -------

  NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                          63.4          45.6        119.4       106.5

INVESTING ACTIVITIES
--------------------
Additions to operating lease assets and facilities:
  Railcars and support facilities                       (99.7)        (60.6)      (199.8)     (143.2)
  Tank storage terminals and pipelines                  (18.0)        (19.8)       (26.3)      (30.5)
Investments in affiliated companies and other               -          (1.6)           -         (.9)
                                                      -------       -------      -------     -------
  Capital additions                                    (117.7)        (82.0)      (226.1)     (174.6)
Proceeds from asset dispositions                         10.2           3.6         15.2         5.3
                                                      -------       -------      -------     -------

  NET CASH USED IN INVESTING ACTIVITIES                (107.5)        (78.4)      (210.9)     (169.3)

FINANCING ACTIVITIES
--------------------
Repayment of long-term debt                              (8.0)        (26.8)       (27.0)      (75.2)
Net increase in short-term debt                          68.1          64.6        159.1       162.2
Repayment of capital lease obligations                      -           (.7)        (5.3)       (4.8)
Cash dividends paid to GATX Corporation                 (12.5)        (10.9)       (24.8)      (20.9)
Net  (increase) decrease in amount due from
  GATX Corporation                                       (2.6)          1.1         (6.2)       (6.5)
                                                      -------       -------      -------     -------
  NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                          45.0          27.3         95.8        54.8
                                                      -------       -------      -------     -------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                $    .9       $  (5.5)     $   4.3     $  (8.0)
                                                      =======       =======      =======     =======

                     MANAGEMENT'S DISCUSSION OF OPERATIONS

       COMPARISON OF FIRST SIX MONTHS OF 1998 TO FIRST SIX MONTHS OF 1997


GENERAL

General American Transportation Corporation's ("GATC") net income for the first six months of 1998 was $48 million compared to $38 million for the first six months of 1997. Results at Terminals increased $8 million due to favorable petroleum market conditions and higher equity earnings from affiliates, and the restructuring undertaken in the fourth quarter of 1997. Transportation benefitted from more railcars on lease and higher rental rates.

Net cash provided by operating activities for the first six months of 1998 was $119 million, a $13 million increase from last year's comparable period, due primarily to the earnings increase.

Capital additions for the six month period totaled $226 million, an increase of $51 million from the comparable 1997 period. Transportation invested $200 million in its railcar fleet and facilities, an increase of $56 million from the first six months of 1997; the number of new and existing railcars acquired thus far was 3,100 compared to 2,100 last year. Terminals' capital additions of $26 million were $5 million less than the prior year. Full year capital spending is expected to be about $400 million, similar to last year's levels. It is expected that capital additions will be funded by internally generated cash flow and GATC's external recourse and nonrecourse financing sources.

At June 30, 1998, GATC had unused committed lines of credit of $242 million and C$52 million. No recourse medium-term notes were issued during the first six months as financing needs were met by cash flow from operations and short-term debt. In May, GATC closed a new $350 million revolving credit facility replacing the former $300 million agreement. GATC has a $650 million shelf registration, under which $100 million of notes and $106 million of pass-through certificates have previously been issued.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATC such as the petroleum and chemical industries.

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

-----------------------------------------------------------------------------

                               Six Months Ended
(In Millions)                      June 30
                              ------------------
                              1998         1997          Change
                              ------------------       ----------
Gross Income                  $253.8      $234.9       $18.9   8%

Net Income                    $ 39.5      $ 36.5       $ 3.0   8%

-----------------------------------------------------------------------------

Transportation's gross income for the first six months of 1998 increased 8% from the comparable prior year attributable to a larger active fleet and higher overall lease rates. Approximately 79,700 tank and freight cars were on lease throughout North America at June 30, 1998, compared to 74,300 railcars a year ago. With a total North American fleet of 83,000 railcars, utilization ended the period at 96%, up from 94% a year ago.

Net income increased 8% from the first half of 1997 primarily due to the same reasons that revenues increased. Net income approximated 16% of gross income, a slight improvement over the prior year. While all major cost areas rose, as a percentage of revenue asset ownership and SG&A were generally consistent with the prior year while repair costs were slightly higher. Because most of the recent years' U.S. railcar additions have been financed using sale-leasebacks, those asset ownership costs are included as operating lease expense (a component of operating expenses), whereas Canadian railcars are financed with debt and, therefore, those asset ownership costs are recorded as depreciation and interest expense.

TERMINALS AND PIPELINES

-----------------------------------------------------------------------------

                               Six Months Ended
(In Millions)                      June 30
                              ------------------
                              1998         1997          Change
                              ------------------       ----------
Gross Income                  $141.4      $146.2       $(4.8) (3)%

Net Income                    $  8.6      $  1.1       $ 7.5  n/m

-----------------------------------------------------------------------------

Terminals' gross income for the first six months of 1998 is 3% lower than the prior year due to nonrecurring 1997 revenue from subsequently sold facilities. Excluding these items, gross income increased by 4% from 1997 primarily due to improved petroleum activity. In the petroleum market, an inventory build-up provided some opportunities for Terminals' storage services. Throughput of petroleum and chemical products, adjusted for facilities that are being shut down or sold as a result of the 1997 restructuring plan, was approximately 280 million barrels for the first six months of 1998, up approximately 3% from last year. Capacity utilization, on the same basis as throughput, was 94% at June 30, 1998, versus 93% a year ago.

Terminals' net income for the first six months of 1998 of $9 million, an increase of $8 million from last year, was due to improved operating conditions, one-time transformation costs incurred during the prior year, and the impact of the restructuring program implemented in the fourth quarter of 1997. Equity earnings were $6.5 million for the first six months of 1998, up $1.0 million from the prior year. The increase is primarily due to high repair and maintenance costs incurred by a domestic affiliate in early 1997 and favorable European results in the current year.

                      COMPARISON OF SECOND QUARTER 1998 TO
                              SECOND QUARTER 1997



GROSS INCOME
------------


-----------------------------------------------------------------------------
(In Millions)                        Three Months Ended
                                          June 30
                                   --------------------
       Business Segment               1998       1997      Change
------------------------------     ---------  ---------  -----------
Railcar Leasing and Management     $   128.1  $   118.7  $ 9.4    8%
Terminals and Pipelines                 71.4       75.7   (4.3)  (6)%
-----------------------------------------------------------------------------


NET INCOME
----------

-----------------------------------------------------------------------------
(In Millions)                        Three Months Ended
                                          June 30
                                   --------------------
       Business Segment               1998       1997      Change
------------------------------     ---------  ---------  -----------
Railcar Leasing and Management     $    20.1  $    18.5  $ 1.6    9%
Terminals and Pipelines                  4.3        2.5    1.8   72%
-----------------------------------------------------------------------------

Increases and decreases in gross income and net income between these quarters for both segments were principally due to the same reasons discussed previously in relation to the six-month periods.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation, are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. GATC had previously reported that the Louisiana Supreme Court had granted a writ vacating a September 21, 1997 judgment which awarded (i) compensatory damages against all nine defendants and in favor of twenty named plaintiffs and (ii) punitive damages against four defendants, including Terminals, and in favor of the class of approximately 8,000 claimants. The Supreme Court held that at least with respect to punitive damages, a judgment could not be entered until all liability issues relating to all 8,000 class members had been adjudicated.

Once the judgment was vacated, there was no procedural mechanism by which the trial court or an appellate court could review the jury's finding of liability for punitive and compensatory damages. Accordingly, the defendants filed a motion asking that the trial court enter a judgment only on liability, and without reference to the amount of damages. Such a judgment would permit the defendants to seek review of the compensatory and punitive liability findings, but not the amount of damages.

On June 18, 1998, the trial court entered a judgment (a) finding each of the defendants liable for compensatory damages to the members of the plaintiff class in the percentages specified in the jury verdict, including twenty percent as to GATC and ten percent as to Terminals, and (b) finding five of the defendants, including Terminals, liable for punitive damages. Both findings were without quantification of damages. The trial court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking entry of judgment notwithstanding the verdict in favor of defendants on the issue of punitive liability.

Pursuant to a motion filed on behalf of the plaintiffs, the trial court also ordered the commencement of trials of the claims of the other members of the class, and ordered the appointment of a statistician to assist the court in the selection of the next twenty plaintiffs, for the first of such trials. It is not clear from the court's order when such trials are to commence, the manner in which they are to proceed, or what issues are to be tried.

GATC believes that the compensatory damages awarded to the twenty plaintiffs are excessive, and intends to pursue post-judgment review of the awards, and, if necessary, appeals of any final judgment. GATC also believes that the punitive liability judgment against Terminals is unsupported by law and evidence. Accordingly, Terminals intends to pursue appeals of the punitive damages liability judgment if it survives post-judgement review. In addition, GATC believes that the punitive damages awards by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals will pursue post-judgment review in the trial court, and if necessary, will appeal that judgment as well.

Although more than 8,000 claims have been made, GATC believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will, on average, be substantially less than the damages awarded to the twenty plaintiffs whose cases have been tried.

On May 13, 1997, the New Jersey Department of Environmental Protection (NJDEP) served Terminals with a Notice of Violation alleging that during 1994 and 1995 marine vapor recovery units produced emissions of carbon monoxide in excess of limits allowed by operating permits for those units. On May 20, 1998, Terminals met with the DEP to explain that a substantial number of the reported exceedances were not actual exceedances but false reports or exceedances made worse by a defect in the software designed to operate with the monitoring unit. The Company and NJDEP have entered into negotiations in an attempt to reach settlement on the fines proposed by the NJDEP with respect to the exceedances.

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


Item 6.  Exhibits and Reports on Form 8-K                                   Page
-----------------------------------------                                   ----
(a) 10  $350,000,000 Credit Agreement dated as of May 14, 1998 among General
        American Transportation Corporation, the banks listed therein, The
        First National Bank of Chicago as Administrative Agent and Morgan
        Guaranty Trust Company of New York as Documentation Agent submitted to the SEC along with the electronic submission of this Quarterly
        Report on Form 10-Q.

    12  Statement regarding computation of ratios of earnings to
        fixed charges.                                                        14

    27  Financial Data Schedule for General American Transportation
        Corporation for the quarter ended June 30, 1998. Submitted to the SEC along with the electronic submission of this Quarterly
        Report on Form 10-Q.

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

                  GENERAL AMERICAN TRANSPORTATION CORPORATION
                                  (Registrant)




                               /s/D. Ward Fuller
              ----------------------------------------------------
                                 D. Ward Fuller
                President, Chief Executive Officer and Director
                           (Duly Authorized Officer)




                             /s/Donald J. Schaffer
              ----------------------------------------------------
                               Donald J. Schaffer
              Vice President, Finance and Chief Financial Officer








Date: August 14, 1998

                                                                      EXHIBIT 12

                  GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                  (UNAUDITED)
                        (IN MILLIONS, EXCEPT FOR RATIOS)

                                                      Three Months Ended      Six Months Ended
                                                          June 30                 June 30
                                                    ----------------------  ----------------------
                                                          1998       1997         1998       1997
                                                    ----------------------  ----------------------
Earnings available for fixed charges:
   Net income ....................................       $24.4       $21.0       $48.1       $37.6

   Add (deduct):
     Income taxes ................................        13.0        10.3        24.9        20.0
     Equity in net earnings of affiliated
       companies, net of distributions received ..        (2.6)       (2.6)       (6.6)       (4.1)
     Interest on indebtedness and amortization
       of debt discount and expense ..............        28.9        30.2        57.2        59.5
     Amortization of capitalized interest ........          .3          .3          .6          .6
     Portion of rents representative of interest
       factor (deemed to be one-third) ...........         7.8         6.8        15.5        13.6
                                                    ----------  ----------  ----------  ----------

   Total earnings available for fixed charges ....       $71.8       $66.0      $139.7      $127.2
                                                    ==========  ==========  ==========  ==========

Fixed Charges:
   Interest on indebtedness and amortization
     of debt discount and expense ................       $28.9       $30.2       $57.2       $59.5
   Capitalized interest ..........................          .2          .2          .5          .4
   Portion of rents representative of interest
     factor (deemed to be one-third) .............         7.8         6.8        15.5        13.6
                                                    ----------  ----------  ----------  ----------

   Total fixed charges ...........................       $36.9       $37.2       $73.2       $73.5
                                                    ==========  ==========  ==========  ==========

Ratio of earnings to fixed charges(A) ............        1.95x       1.77x       1.91x       1.73x




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