Form 10-Q
period 1998-09-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1998-11-13
CIK 276478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
      September 30, 1998                                          2-54754



                   General American Transportation Corporation


Incorporated in the                              IRS Employer Identification No.
 State of New York                                          36-2827991

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of October 31, 1998.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------




                         PART I - FINANCIAL INFORMATION

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                   ----------

                   CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                   In Millions



                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                        ----------------------------------     ---------------------------------
                                                             1998               1997               1998               1997
                                                        ----------------    --------------     --------------    ---------------
Gross income.......................................          $210.1              $200.8             $619.2            $596.2

Costs and expenses
    Operating expenses.............................            89.6               85.8               267.4             256.7
    Interest.......................................            29.4               30.2                86.6              89.7
    Provision for depreciation and amortization....            34.9               38.1               105.6             113.8
    Selling, general and administrative............            19.1               19.0                57.1              56.4
                                                        ----------------    --------------     --------------    ---------------
                                                              173.0              173.1               516.7             516.6
                                                        ----------------    --------------     --------------    ---------------

Income before income taxes and equity
    in net earnings of affiliated companies........            37.1               27.7               102.5              79.6

Income taxes.......................................            14.9               10.8                39.8              30.8
                                                        ----------------    --------------     --------------    ---------------

Income before equity in net earnings of
    affiliated companies...........................            22.2               16.9                62.7              48.8

Equity in net earnings of affiliated companies.....             3.4                4.2                11.0               9.9
                                                        ----------------    --------------     --------------    ---------------

Net income.........................................         $  25.6            $  21.1             $  73.7           $  58.7
                                                        ================    ==============     ==============    ===============



Note - The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1998.




          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                      -----

                           CONSOLIDATED BALANCE SHEETS

                                   In Millions


    ASSETS


                                                                    September 30                     December 31
                                                                        1998                             1997
                                                                 --------------------             -------------------
                                                                     (Unaudited)
     Cash and cash equivalents..............................       $      20.3                      $     14.0

     Trade receivables - net................................              57.8                            52.7

     Operating lease assets and facilities
         Railcars and support facilities....................           2,508.3                          2480.5
         Tank storage terminals and pipelines...............           1,154.5                         1,128.9
                                                                 --------------------             -------------------
                                                                        3662.8                         3,609.4

         Less - Allowance for depreciation..................          (1,660.3)                       (1,593.8)
                                                                 --------------------             -------------------
                                                                       2,002.5                         2,015.6

     Due from GATX Corporation..............................             391.8                           392.1

     Investments in affiliated companies....................             207.0                           200.1

     Other assets...........................................             151.7                           153.7
                                                                 --------------------             -------------------











     TOTAL ASSETS...........................................          $2,831.1                        $2,828.2
                                                                 ====================             ===================







    LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY



                                                                    September 30                     December 31
                                                                        1998                             1997
                                                                 --------------------             -------------------
                                                                     (Unaudited)
     Accounts payable.......................................        $    134.1                       $   140.5

     Accrued expenses.......................................              52.6                            44.7

     Debt
          Short-term debt...................................             169.5                           190.5
          Long-term debt....................................           1,123.1                         1,120.5
          Capital lease obligations.........................              91.4                           100.2
                                                                 --------------------             -------------------
                                                                       1,384.0                         1,411.2

     Deferred income taxes..................................             338.7                           315.7

     Other deferred items...................................             236.6                           251.4
                                                                 --------------------             -------------------

            Total liabilities and deferred items............           2,146.0                         2,163.5

     Shareholder's equity
         Common Stock - par value $1 per share;
         1,000 shares authorized, issued and
          outstanding (owned by GATX Corporation)...........                 -                               -
         Additional capital.................................             335.0                           335.0
         Reinvested earnings................................             382.7                           347.2
         Accumulated other comprehensive income.............             (32.6)                          (17.5)
                                                                 --------------------             -------------------

            Total shareholder's equity                                   685.1                           664.7
                                                                 --------------------             -------------------

     TOTAL LIABILITIES, DEFERRED ITEMS
        AND SHAREHOLDER'S EQUITY............................          $2,831.1                        $2,828.2
                                                                 ====================             ===================




                   GENERAL AMERICAN TRANSPORTATION CORPORATION
                                AND SUBSIDIARIES
                                     ------

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                   In Millions

                                                                                            Accumulated
                                                                                               Other
                                       Common         Additional        Reinvested         Comprehensive
                                        Stock          Capital           Earnings            Income (a)           Total
                                       -------        ----------        ----------          ------------         -------
Beginning balance 7/1/98                $  -             $335.0            $370.5              $(26.5)            $679.0

Comprehensive income:
    Net income                                                               25.6                                   25.6
    Other comprehensive income
       Foreign currency translation
           adjustment                                                                            (6.1)              (6.1)
                                                                                                                ----------
Comprehensive income                                                                                                19.5
                                                                                                                ----------

Dividends declared                                                          (13.4)                                 (13.4)
                                     ------------    -------------     --------------    -------------------    ----------
Ending balance 9/30/98                  $  -             $335.0            $382.7              $(32.6)            $685.1
                                     ============    =============     ==============    ===================    ==========



                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                                   In Millions


Beginning balance 7/1/97                $  -             $335.0            $448.2              $  4.7             $787.9

Comprehensive income:
    Net income                                                               21.1                                   21.1
    Other comprehensive income
       Foreign currency translation
           adjustment                                                                            (1.4)              (1.4)
                                                                                                                ----------
Comprehensive income                                                                                                19.7
                                                                                                                ----------

Dividends declared                                                          (11.0)                                 (11.0)
                                     ------------    -------------     --------------    -------------------    ----------
Ending balance 9/30/97                  $  -             $335.0            $458.3              $  3.3             $796.6
                                     ============    =============     ==============    ===================    ==========



(a)      The  beginning  balance  of  accumulated  other  comprehensive   income
         consists solely of foreign currency translation adjustment for both years.



                   GENERAL AMERICAN TRANSPORTATION CORPORATION
                                AND SUBSIDIARIES
                                     ------

                  STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   In Millions

                                                                                            Accumulated
                                                                                               Other
                                       Common         Additional        Reinvested         Comprehensive
                                        Stock          Capital           Earnings            Income (a)           Total
                                       -------        ----------        ----------         -------------          ------
Beginning balance 1/1/98                $  -             $335.0            $347.2              $(17.5)            $664.7

Comprehensive income:
    Net income                                                               73.7                                   73.7
    Other comprehensive income
        Foreign currency translation
            adjustment                                                                          (15.1)             (15.1)
                                                                                                                ----------
Comprehensive income                                                                                                58.6
                                                                                                                ----------

Dividends declared                                                          (38.2)                                 (38.2)
                                     ------------    -------------     --------------    -------------------    ----------
Ending balance 9/30/98                  $  -             $335.0            $382.7              $(32.6)            $685.1
                                     ============    =============     ==============    ===================    ==========



                                     STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                                         NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                     In Millions

Beginning balance 1/1/97                $  -             $335.0            $431.4              $  7.9             $774.3

Comprehensive income:
    Net income                                                               58.7                                   58.7
    Other comprehensive income
        Foreign currency translation
            adjustment                                                                           (4.6)              (4.6)
                                                                                                                ----------
Comprehensive income                                                                                                54.1
                                                                                                                ----------

Dividends declared                                                          (31.8)                                 (31.8)
                                     ------------    -------------     --------------    -------------------    ----------
Ending balance 9/30/97                  $  -             $335.0            $458.3              $  3.3             $796.6
                                     ============    =============     ==============    ===================    ==========



(a) The beginning balance of accumulated other comprehensive income consists solely of foreign currency translation adjustment for both years.


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                    ---------

                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                   In Millions

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                              -----------------------------        ----------------------------
                                                                  1998            1997                1998            1997
                                                              -------------    ------------        -----------    -------------
OPERATING ACTIVITIES
Net income                                                       $ 25.6           $ 21.1               $73.7          $ 58.7
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for depreciation and amortization                  34.9             38.1               105.6           113.8
      Deferred income taxes                                         7.9              6.1                20.8            14.3
Other (includes working capital)                                  (10.3)           (14.9)              (22.6)          (29.9)
                                                              -------------    ------------        -----------    -------------

     Net cash provided by operating activities                     58.1             50.4               177.5           156.9

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
    Railcar and support facilities                                (98.4)           (71.8)             (298.2)         (215.0)
    Tank storage terminals and pipelines                          (16.7)           (17.2)              (43.0)          (47.7)
Investments in affiliated companies and other                       -               (1.7)                -              (2.6)
                                                              -------------    ------------        -----------    -------------
   Capital additions                                             (115.1)           (90.7)             (341.2)         (265.3)
Proceeds from asset dispositions                                  215.3            170.8               230.5           176.1
                                                              -------------    ------------        -----------    -------------

   Net cash provided by (used in) investing activities            100.2             80.1              (110.7)          (89.2)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           36.0              -                  36.0             -
Repayment of long-term debt                                       (25.2)           (23.4)              (52.2)          (98.6)
Net (decrease) increase in short-term debt                       (157.1)          (104.7)                2.0            57.4
Repayment of capital lease obligations                             (3.1)            (2.9)               (8.4)           (7.7)
Cash dividends paid to GATX Corporation                           (13.4)           (11.0)              (38.2)          (31.8)
Net decrease in amount due from GATX Corporation                    6.5             13.5                 0.3             7.0
                                                              -------------    ------------        -----------    -------------

   Net cash used in financing activities                         (156.3)          (128.5)              (60.5)          (73.7)
                                                              -------------    ------------        -----------    -------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          $ 2.0            $ 2.0               $ 6.3         $  (6.0)
                                                              =============    ============        ===========    =============


                      MANAGEMENT'S DISCUSSION OF OPERATIONS

      COMPARISON OF FIRST NINE MONTHS OF 1998 TO FIRST NINE MONTHS OF 1997


GENERAL

General American Transportation Corporation's ("GATC" or "Company") net income for the first nine months of 1998 was a record $74 million, 26% higher than the first nine months of 1997. Transportation benefitted from more railcars on lease and higher rates. Terminals' net income increase reflected the market improvement for storage, rate increases on contract renewals, and benefits from the restructuring taken in the fourth quarter of last year.

Net cash provided by operating activities of $178 million for the first nine months of 1998 was $21 million higher than last year.

Capital additions for the first nine months of 1998 totaled $341 million, $76 million more than the comparable 1997 period. While Terminals' year-to-date capital investments were $5 million lower than last year, Transportation invested $81 million more. Throughout North America, Transportation purchased almost 5,100 new and existing railcars for the first three quarters, compared to about 3,400 last year. Full year capital spending for GATC is expected to be over $450 million, based primarily on Transportation's railcar additions. This forecast is subject to possible material change depending on domestic and international market conditions and acquisition opportunities.

GATC has a $350 million and C$50 million revolving credit facility. As of September 30, 1998, GATC had $25 million of commercial paper outstanding, resulting in unused committed lines of credit of $325 million. Under a $650 million shelf registration for pass-through certificates and debt securities, $100 million of notes and $107 million of pass-through certificates have been issued.

In September 1998, GATC completed a sale-leaseback of $208 million of railcars, $159 million of which was in the form of pass-through certificates. The lease obligations are non-recourse in nature in that they rely on the underlying cash flows from the subleasing of the cars. To effect the nonrecourse transaction, Transportation sold 3,380 recently delivered railcars to a special purpose corporation which has been funded with a leveraged lease. The railcars will continue to be managed by Transportation.

Year 2000 Readiness Disclosure

GATC continues to address what is commonly referred to as the Year 2000 problem. GATC has completed an assessment of its critical information systems and is modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

GATC also is reviewing its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is being undertaken where indicated.

GATC is inquiring of both customers and vendors where the Company's information systems interface directly with third parties to ensure that the interfaces and the third party systems are or will be Year 2000 compliant. Where considered appropriate, the Company is working directly with such third parties to test or remediate such systems. The Company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, GATC has been inquiring of key vendors in an effort to establish the ability of the provider to deliver product or services on a timely basis in the year 2000.

GATC believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems. The total Year 2000 project cost is estimated to be immaterial to GATC's results of operations.

Other Matters

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. GATC, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt the new Statement effective January 1, 2000. The Statement will require GATC to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATC is reviewing the potential effect of Statement 133 on the earnings and financial position.

As previously noted, GATC reported record results for the third quarter and year-to-date 1998. Many economists believe that the U.S. economy is entering a recessionary environment, but GATC's quarterly results reported herein have not been impacted to any significant extent. However, should a recession develop, GATC's prospective results would not be immune from the effects thereof if there were significant changes in demand for its services or assets provided.

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

RESULTS OF OPERATIONS

Following is a discussion of the operating results of GATC's business segments.

RAILCAR LEASING AND MANAGEMENT (TRANSPORTATION)

--------------------------------------------------------------------------------

                         Nine Months Ended
(In Millions)               September 30
                   ------------------------------
                      1998              1997                       Change
                   -----------       ------------         ----------------------

Gross Income         $383.2            $355.2              $28.0             8%

Net Income           $ 59.9            $ 55.3              $ 4.6             8%

--------------------------------------------------------------------------------

Transportation's gross income for the first nine months of 1998 increased 8% from the comparable prior year reflecting new car additions and fleet acquisitions. Approximately 81,000 tank and freight cars were on lease throughout North America at September 30, 1998, compared to 75,200 railcars a year ago. With a total North American fleet of 84,600 railcars, utilization ended the period at 96%, up slightly from 95% a year ago.

Net income increased 8% from the first nine months of 1997 primarily due to the same reasons that revenues increased as well as equity earnings from a European rail joint venture established in the fourth quarter of 1997. Net income approximated 16% of gross income, a slight improvement over the prior year. While all major cost areas rose, as a percentage of revenue asset ownership (depreciation, interest, and lease expenses) and fleet repair costs were generally consistent with the prior year while selling, general and administrative expenses were slightly higher.

TERMINALS AND PIPELINES (TERMINALS)

--------------------------------------------------------------------------------

                          Nine Months Ended
(In Millions)               September 30
                       -----------------------
                         1998           1997                      Change
                       -------       ---------           ----------------------

Gross Income           $215.4          $219.4             $(4.0)          (2)%

Net Income             $ 13.8          $  3.4             $10.4           306%

--------------------------------------------------------------------------------

Terminals' gross income for the first nine months of 1998 was 2% lower than the prior year primarily due to nonrecurring 1997 revenue from facilities that were designated for sale or closure as part of last year's restructuring. On a comparable facility basis, revenues from ongoing operations increased by 5% as the improved market for petroleum storage provided an opportunity for favorable pricing on new contracts as well as on contract renewals. Throughput of petroleum and chemical products, adjusted to reflect those facilities that are considered ongoing, was approximately 430 million barrels for the first nine months of 1998, up approximately 3% from last year. Capacity utilization on the same basis as throughput was 93% at September 30, 1998, in line with a year ago.

Terminals' net income for the first nine months of 1998 was $14 million. The increase of $10 million from last year was due to improved market conditions, the impact of the restructuring program implemented during 1997, and nonrecurring operating contribution from those facilities designated for sale or closure. Equity earnings were $9 million for the first nine months of 1998, comparable with the prior year.

                       COMPARISON OF THIRD QUARTER 1998 TO
                               THIRD QUARTER 1997


GROSS INCOME

--------------------------------------------------------------------------------

                                    Three Months Ended
(In Millions)                          September 30
                                    -------------------
        Business Segment             1998        1997                Change
-------------------------------     ------      -------         ----------------

Railcar Leasing and Management      $129.4      $120.3          $9.1         8%
Terminals and Pipelines               74.0        73.2            .8         1

--------------------------------------------------------------------------------


NET INCOME

--------------------------------------------------------------------------------

                                     Three Months Ended
(In Millions)                           September 30
                                    ----------------------
       Business Segment               1998          1997              Change
-------------------------------     -------        -------       ---------------

Railcar Leasing and Management       $ 20.4        $ 18.8        $1.6        9%
Terminals and Pipelines                 5.2           2.3         2.9      126

--------------------------------------------------------------------------------

Increases in gross income and net income between these quarters for both segments were principally due to the same reasons as discussed previously in relation to the nine-month periods.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation, are two of nine defendants in the matter of In re New Orleans Train Car leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary, Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (the "Trial Court"). A trial of the claims of twenty of the plaintiffs resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. Subsequently, the Louisiana Supreme Court granted an application for a writ filed by one of the defendants, CSX Transportation, Inc. ("CSX"), and on October 31, 1997, rendered an opinion that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated. Having vacated the entire judgment in the process, the Louisiana Supreme Court thus effectively precluded the defendants from seeking immediate post-trial review of the finding of liability for punitive and compensatory damages. Accordingly, the defendants filed a motion asking that the Trial Court enter a judgment only on liability, and without reference to the amount of damages, thereby permitting the defendants to seek review of the compensatory and punitive liability findings but not the amount of damages.

In response to the defendants' motion, on June 18, 1998, the Trial Court entered a judgment (a) finding each of the defendants responsible for compensatory damages to the members of the plaintiff class in the specified percentages in the jury verdict, including twenty percent as to GATC and ten percent to Terminals, but without specifying the quantum of damages; and (b) finding five of the defendants, including Terminals, liable for punitive damages in favor of the plaintiff class. The Trial Court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking to overturn the finding of punitive liability for lack of sufficient evidence. The motions were argued and taken under advisement. The Trial Court has not yet released any ruling. Once that ruling is released, GATC and Terminals will evaluate the need for appeal. The defendants also moved the Trial Court to enter judgment on the compensatory damages awarded by the jury to the twenty selected plaintiffs. By oral ruling on July 17, 1998, the trial court denied the defendants' motion. The defendants filed a writ application with the Fourth Circuit Court of Appeals (the "Fourth Circuit") on August 17, 1998 requesting that the Fourth Circuit order the Trial Court to enter judgment on the twenty compensatory damage verdicts. The writ application was denied without comment on October 16, 1998. The defendants have filed a writ of application with the Louisiana Supreme Court requesting the court to clarify that its grant of CSX's writ application to vacate the punitive damages judgments was not intended to preclude the entry of judgment on the compensatory damages verdict.

Pursuant to a motion filed on behalf of the plaintiffs, the Trial Court also ordered the commencement of trials of the claims of other members of the class. The Defendants filed a writ application with the Fourth Circuit arguing that additional trials should not start until exhaustion of appeals from the judgment entered by the Trial Court. That writ was denied; a similar writ application has been filed with the Louisiana Supreme Court.

During a hearing conducted on September 17, 1998, the Trial Court reaffirmed its intention to commence additional trials and directed that the plaintiffs and defendants provide written submissions as to a new case management order which will control the next trial or series of trials. The Trial Court will initially address the number of plaintiffs who will appear at each trial and the means of their selection. At this time it has not been determined when trials will commence, which parties will be involved, or whether the trial will involve issues of fault or only issues of causation and damages.

GATC believes that the compensatory damages awarded to the twenty plaintiffs are excessive, and intends to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. GATC also believes that the punitive liability judgment is unsupported by law and evidence. Accordingly, Terminals intends to pursue vigorous appeals of the punitive damages liability judgment if it survives post-judgment review. In addition, GATC further believes that the punitive damages awards rendered by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals intends to pursue post-judgment review in the trial court, and if necessary, vigorous appeal of that judgment as well.

Although more than 8,000 claims have been made, GATC believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will, on average, be substantially less than the damages awarded to the twenty plaintiffs whose claims have been tried.

GATC and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATC and its subsidiaries in the discharge of such liability are not likely to be material to GATC's consolidated financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K


(a)  12  Statement regarding computation of ratios of earnings
         to fixed charges.                                                   15

     27 Financial Data Schedule for General American Transportation Corporation for the quarter ended September 30, 1998. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                                  GENERAL AMERICAN TRANSPORTATION CORPORATION
                                               (Registrant)



                                              /s/ D. Ward Fuller
                            ----------------------------------------------------
                                                 D. Ward Fuller
                                 President, Chief Executive Officer and Director
                                           (Duly Authorized Officer)



                                              /s/ Donald J. Schaffer
                             ---------------------------------------------------
                                                 Donald J. Schaffer
                             Vice President, Finance and Chief Financial Officer





Date:  November 13, 1998




                                                                    Exhibit 12

                  GENERAL AMERICAN TRANSPORTATION CORPORATION

               COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                   (Unaudited)
                        (In Millions, Except for Ratios)



                                                              Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                         ----------------------------      --------------------------------
                                                             1998            1997               1998               1997
                                                         ------------    ------------      -------------      -------------
Earnings available for fixed charges:
    Net income.........................................     $25.6           $21.1            $  73.7            $  58.7

    Add (deduct):
        Income taxes...................................      14.9            10.8               39.8               30.8
        Equity in net earnings of affiliated
            companies, net of distributions received...      (2.8)           (3.3)              (9.4)              (7.4)
        Interest on indebtedness and amortization of
            debt discount and expense..................      29.4            30.2               86.6               89.7
        Amortization of capitalized interest...........       0.3             0.3                0.9                0.9
        Portion of rents representative of interest
            factor (deemed to be one-third)............       7.8             6.8               23.3               20.4
                                                          -----------    ------------      -------------       -------------

    Total earnings available for fixed charges.........     $75.2           $65.9             $214.9             $193.1
                                                          ===========    ============      =============       =============

Fixed Charges:
    Interest on indebtedness and amortization
        Of debt discount and expense....................    $29.4           $30.2             $ 86.6            $  89.7
    Capitalized interest................................      0.3             0.3                0.8                0.7
    Portion of rents representative of interest
        factor (deemed to be one-third).................      7.8             6.8               23.3               20.4
                                                          -----------     -----------      -------------       -------------

    Total fixed charges.................................    $37.5           $37.3             $110.7             $110.8
                                                          ===========     ===========      =============       =============

Ratio of earnings to fixed charges (a)..................    2.01x           1.77x              1.94x              1.74x


---------

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

     27 Financial Data Schedule for General American Transportation Corporation for the quarter ended September 30, 1998. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.