Form 10-K
period 1998-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1999-03-22
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 15, 1999.

         General American Transportation Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.

PART I

Item 1.  Business
-----------------

General American Transportation Corporation ("GATC"), a wholly-owned subsidiary of GATX Corporation ("GATX"), is engaged in the leasing and management of railroad tank cars and specialized freight cars, and through a wholly-owned subsidiary ("GATX Terminals Corporation") owns and operates tank storage terminals, pipelines and related facilities.

Industry Segments
-----------------

                         Railcar Leasing and Management
                         ------------------------------

The Railcar Leasing and Management Segment ("General American") is headquartered in Chicago, Illinois and is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1998, its North American fleet consisted of approximately 85,700 railcars, comprised of 66,000 tank cars and 19,700 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to 74,900 railcars in the United States, General American has 9,400 railcars in its Canadian fleet and 1,400 railcars in its Mexican fleet. The utilization rate of General American's North American railcar fleet as of December 31, 1998 was approximately 95%. General American's railcars have a depreciable life of 20 to 33 years and an average age of approximately 15 years.

In addition to the North American fleet, General American's investments in affiliates result in ownership interests in two European fleets. General American owns a 40% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and a 12.5% interest in AAE Cargo, headquartered in Switzerland.

General American's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1998, approximately 52% of railcar leasing revenue was attributable to shipments of chemical products, 28% to food and other products, and 20% to petroleum products. General American leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 4% of total railcar leasing revenue.

General American typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. General American purchases most of its new railcars from Trinity Industries, Inc. ("Trinity"), a Dallas-based metal products manufacturer. Under its full service leases, General American maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Internet website, General American provides customers with timely analysis, performance statistics, and mechanical record information to enhance and maximize the utilization of their leased railcars. General American also maintains a network of major service centers consisting of four domestic, three Canadian and one Mexican facility. To supplement the eight major service centers, General American utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

The full-service railcar leasing industry is comprised of General American, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. As of the end of 1998, General American had 24% of the 251,000 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.

                             Terminals and Pipelines
                             -----------------------

GATX Terminals Corporation ("Terminals") is engaged in the storage, handling and transfer of petroleum and chemical commodities at key points in the bulk liquid distribution chain. Terminals' facilities, which are located near major transportation points, are capable of receiving and shipping bulk liquids by ship, rail, barge and truck. Many of the terminals also are linked with major interstate pipelines. In addition to storing, handling and transferring bulk liquids, Terminals provides blending and testing services at most of its facilities. Terminals, headquartered in Chicago, Illinois, owns and operates 15 terminal sites throughout the United States, and also has interests in European, Asian, and Mexican facilities. In addition to storage facilities, Terminals owns or holds interests in four refined product pipeline systems.

For 1998, 53% of Terminals' revenue was derived from petroleum storage, 24% from chemical storage, and 23% from pipelines. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 500 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 7% of Terminals' gross income.

Terminals, along with two Dutch companies, Pakhoed N.V. and Van Ommeren N.V., are the three major international public terminaling companies. Pakhoed carries out its operations under the name Paktank. The domestic public terminaling industry consists of Terminals, Paktank Corporation, International Matex Tank Terminals (a joint venture in which Van Ommeren participates), and many smaller independent terminaling companies. In addition to public terminaling companies, oil and chemical companies also have significant storage capacity and compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks and other pipelines for movement of liquid petroleum products.

                                      Other
                                      -----

Historically, the external and intercompany financing activities of GATC were included in the Railcar Leasing and Management ("General American") segment. Management assesses General American's performance based on operating results at a targeted capital structure level. As a result, those financing activities considered non-operational to General American were isolated in a new Other segment.

Customer Base
-------------

GATC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GATC as a whole.

Employees
---------

GATC and its subsidiaries have approximately 1,800 active employees, of whom 34% are hourly employees covered by union contracts.

Item 2.  Properties
-------------------

Information regarding the location and general character of certain properties of GATC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased.

Item 3.  Legal Proceedings
--------------------------

General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation ("the Company"), are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374, Civil District Court for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary

Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (the "Trial Court"). A trial of the claims of twenty of the plaintiffs resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million to Terminals. On October 31, 1997, the Louisiana Supreme Court held that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated.

On June 18, 1998, the Trial Court entered a judgment (a) finding each of the defendants responsible for compensatory damages to the members of the plaintiff class in the specified percentages in the jury verdict, including twenty percent as to GATC and ten percent to Terminals, but without specifying the quantum of damages; and (b) finding five of the defendants, including Terminals, liable for punitive damages in favor of the plaintiff class. The Trial Court designated the judgment to be final and appealable. On June 25, 1998, the defendants filed post judgment motions seeking a new trial or alternatively seeking to overturn the finding of punitive liability for lack of sufficient evidence. The motions were taken under advisement.

The Trial Court has ordered the commencement of trials of the claims of other members of the class. The trial to determine the damages, if any, suffered by the second set of twenty claimants is scheduled to commence on May 24, 1999. Two weeks after the conclusion of this trial, a random selection of an additional group of plaintiffs will be made in order that the trial of their damage claims may commence thereafter.

On February 24, 1999, the Louisiana Supreme Court (1) denied the writ seeking to delay any additional trials, (2) granted the writ requiring entry of a judgment on the Phase I compensatory damages, and (3) authorized the Trial Court to enter judgment awarding a specific amount of punitive damages to the twenty Phase I plaintiffs (without specifying the method of allocation of such damages) in order that there could be immediate review of the judgment. In view of the Supreme Court's ruling, the Trial Court determined that it could not decide pending post-trial motions and that such motions would not be addressed until after entry of a new judgment. Pursuant to the Supreme Court's ruling, on March 17, 1999 the Trial Court announced it would enter judgments awarding punitive damages against each of the five punitive defendants, including judgments in the amount of $23,611 against Terminals in favor of each of the twenty claimants whose cases were tried in September 1997.

GATC and Terminals believe that the compensatory damages awarded to the first twenty plaintiffs are excessive, and intend to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. Terminals also believes that the punitive liability judgment is unsupported by law and the evidence and intends to pursue appeals of all aspects of the punitive damages judgment if it survives post-judgment review.

Although approximately 8,000 claims have been made, GATC and Terminals believe that the damages, if any, that are finally awarded to the remaining plaintiffs will on average be substantially less that the damages awarded to the twenty plaintiffs whose claims have been tried.

As previously reported, various lawsuits had been filed in the Superior Court for the State of California against GATX Terminals Corporation and its subsidiary Calnev Pipeline Company arising out of a May 1989 explosion in San Bernardino, California. All of those lawsuits have been settled, dismissed or otherwise resolved.

GATX and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATX and its subsidiaries in the discharge of such liability are not likely to be material to GATX's consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Not required.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
-------------------------------------------------------------------------
         Matters
         -------

GATX Corporation owns all of the outstanding common stock of GATC.

Item 6.  Selected Financial Data
--------------------------------

Not required.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

1998 RESULTS OF OPERATIONS COMPARED TO 1997
-------------------------------------------

OVERVIEW The comparison of 1998 to 1997 results is heavily influenced by the $124 million after-tax restructuring charge taken last year.

GROSS INCOME for 1998 of $832 million exceeded 1997 gross income of $799 million by 4%.

General American's gross income of $515 million increased 8% from 1997, with an average of over 5,000 more railcars on lease throughout North America. Average rental rates in 1998 were also slightly higher. At year end 1998, there were 81,600 railcars on lease, representing 95% utilization of the total North American fleet of 85,700 cars. Utilization at the end of 1997 was almost 96%, with 77,700 cars on lease.

Terminals' gross income of $290 million decreased $2 million from 1997, primarily due to the sale of the Norco, Louisiana site in 1997. For both petroleum and chemical customers, demand at Terminals' U.S. facilities was stronger in 1998 resulting in improved revenues. Petroleum pricing in the futures market provided incentive to store product, while a favorable U.S. economy kept demand for chemical storage at a relatively high level.

During 1997, Terminals identified certain non-strategic locations and recorded a $124 million after-tax charge for the sale or closure of those and other impaired facilities. Three domestic and six terminals in the United Kingdom have been sold as of early 1999. One other domestic and a United Kingdom terminal are slated for sale or closure in 1999. On a continuing site basis, throughput and capacity utilization were 587 million barrels and 94% in 1998 compared to 560 million barrels and 93% in 1997.

Intercompany interest income in the Other segment of $27 million for 1998 was $2 million lower than the prior year. This interest income was generated from intercompany loans to GATX.

COSTS AND EXPENSES Operating expenses in 1998 increased 6% over 1997. General American's operating expenses increased by $25 million with $8 million related to repairs supporting the growing railcar fleet and $14 million due to operating lease expense for the ongoing sale-leaseback of railcars. Terminals' operating expenses were $4 million lower primarily due to selling Norco.

Interest expense decreased 5% in 1998. Terminals' interest expense was $4 million lower primarily due to using asset sale proceeds to pay down debt. Though General American's fleet grew substantially, interest expense did not change appreciably from last year, primarily because of General American's continued use of sale-leaseback financing. In 1998, $208 million of railcars were sold and leased back, and the resultant asset ownership costs are included in operating lease expense. Interest expense in the Other segment decreased by $4 million reflecting both lower debt levels and favorable rates.

The provision for depreciation and amortization decreased 9% in 1998. Terminals' depreciation was $14 million lower, in large part due to the asset write-downs taken as part of the 1997 restructuring. General American's depreciation and amortization expense was comparable to the prior year.

Selling, general and administrative expenses of $82 million increased $5 million from 1997 due to increased expenditures for employee costs, information systems, and new business development, partially offset by cost control benefits. SG&A as a percentage of gross income was approximately 10%, consistent with last year.

Income taxes of $54 million in 1998 represent an effective tax rate of 39%, generally consistent with 1997's rate of 38% (before restructuring charges).

SHARE OF AFFILIATES' EARNINGS of $16 million in 1998 increased 13% from last year. General American's share of its two European affiliates' earnings was $2.5 million in 1998 compared to $.9 million last year. The majority of the increase was attributable to a full year of affiliate earnings from KVG, a German-based railcar joint venture acquired by General American in 1997. Terminals' joint ventures, which primarily serve the European and Asian markets, contributed $13 million in affiliate earnings in 1998. Results in 1998 were hampered by unfavorable foreign exchange of approximately $1 million compared to 1997, but overall were comparable to last year. In Asia, the financial crisis and economic downturn appear to have bottomed out, though difficulties may continue to some degree for at least the first half of 1999.

EARNINGS of approximately $100 million increased $17 million from 1997's operating income earnings before restructuring. Based on the strength of the growing revenue base, General American's net income increased 7% to a record $67 million. Terminals' net income of $20 million for 1998 increased significantly from last year's operating earnings of $8 million (before restructuring charges), based primarily on improving market conditions and benefits from the restructuring. Net income in the Other segment increased $2 million, primarily due to lower interest expense.

BALANCE SHEET assets of $2.9 billion increased only $69 million during 1998 despite significant growth to General American's railcar fleet. General American utilizes railcars which are financed through off-balance sheet operating leases and, therefore, not included on the balance sheet. Total debt decreased by $10 million as operating cash flow and the proceeds from railcar sale-leasebacks were sufficient to fund capital additions.

GATC generates significant cash from its operating activities which are used to service debt, pay dividends, and fund capital additions. Most of the capital requirements are considered discretionary and represent additions to the railcar fleet, joint ventures, and terminal and pipeline facilities. As a result, the level of capital spending and investments can be adjusted as conditions in the economy or GATC's businesses warrant. However, the nondiscretionary level of Terminal's capital program continues to be significant due to environmental and regulatory requirements of the terminaling business.

CASH PROVIDED BY OPERATING ACTIVITES generated $272 million of cash flow in 1998, a $26 million increase from 1997.

CAPITAL ADDITIONS totaled $456 million, an increase of $51 million from 1997. General American's capital additions in 1998 were $385 million, including $366 million for the addition of railcars. In 1997, General American's additions were $337 million including almost $300 million for fleet additions as well as an investment in a 40% interest in KVG, a German railcar company. Terminals' expenditures were $71 million, a 15% increase over the prior year.

PROCEEDS FROM OTHER ASSET SALES of $239 million in 1998 included the receipt of $208 million from the sale-leaseback of 3,380 railcars at General American. Asset sale activity included General American's scrapping of 2,100 cars and Terminals' sale of its Vancouver terminal. In 1997, General American sold and leased back $167 million of railcars and Terminals sold its Norco, Louisiana facility.

CASH USED IN FINANCING ACTIVITIES was $48 million compared to $72 million in 1997. GATC finances its capital additions through cash generated from operating activities, debt financings, and sale-leasebacks. During 1998, $136 million of long-term debt was issued and $110 million was repaid.

LIQUIDITY AND CAPITAL RESOURCES GATC has a $350 million revolving credit facility which expires in 2003. GATC also has a commercial paper program and uncommitted money market lines which are used to fund operating needs. Under the covenants of the commercial paper program and rating agency guidelines, GATC must keep unused revolving credit capacity at least equal to the amount of commercial paper outstanding. At December 31, 1998, GATC had $35 million of commercial paper outstanding, resulting in $315 million of the credit facility remaining available.

GATC has a $650 million shelf registration for pass through trust certificates and debt securities of which $100 million of notes and $106 million of pass through certificates have been issued at year end. At year end, GATC had $235 million of commitments to acquire assets, principally railcars, all of which is scheduled to fund in 1999.

At December 31, 1998, approximately $148 million of subsidiary net assets were restricted, limiting the ability of GATC to transfer assets to the parent company, GATX, in the form of loans, advances or dividends. The majority of net asset restrictions relate to GATC's revolving credit agreement.

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS GATC, like most other companies, is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GATC, pursuant to preestablished and preauthorized policies, enters into certain derivative transactions, predominantly interest rate swaps. These interest rate swaps and other derivative instruments are entered into for hedging purposes only; GATC does not hold or issue derivative financial instruments for speculative purposes.

GATC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. Based on GATC's variable rate debt at December 31, 1998, if market rates were to increase by 10% of GATC's weighted average floating rate, after-tax interest expense would increase by approximately $1 million in 1999.

Changes in certain currency exchange rates would affect GATC's reported earnings. Based on 1998 reported earnings, a uniform and hypothetical 10% strengthening in the U.S. dollar versus those foreign currencies would decrease after-tax income in 1999 by approximately $2 million.

The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting changes. Offsetting effects are present, for example, to the extent that floating rate debt is associated with floating rate assets.

ENVIRONMENTAL MATTERS Certain operations of GATC and its subsidiaries (collectively GATC) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GATC is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GATC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GATC's foreign operations are subject to environmental laws in effect in each respective jurisdiction.

GATC's policy is to monitor and actively address environmental concerns in a responsible manner. GATC has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and clean-up costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under these Acts and comparable state laws, GATC may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. GATC has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GATC is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in clean-up or restoration efforts by others, GATC's total clean-up costs at these sites cannot be predicted with certainty; however, GATC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GATC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GATC has provided indemnities for environmental issues to the buyers of two divested companies and a number of divested terminals facilities for which GATC believes it has adequate reserves.

GATC's environmental reserve at the end of 1998 was $60 million and reflects GATC's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $14 million in 1998 and $11 million in 1997. Expenditures charged to the reserve amounted to $12 million and $14 million in 1998 and 1997, respectively.

In 1998, GATC made capital expenditures of $5 million for environmental and regulatory compliance compared to $13 million in 1997. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or planned would require capital expenditures of approximately $7 million in 1999. GATC anticipates it will make annual expenditures at approximately the same level over each of the next three years.

YEAR 2000 READINESS DISCLOSURE GATC continues to address what is commonly referred to as the Year 2000 problem. GATC has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Several remediation projects and systems replacements are already in place, and efforts are continuing on others. Critical projects should be completed by mid-year 1999. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

GATC also is reviewing its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is in process where there is indicated need.

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

GATC believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the company's efforts have not addressed all potential systems problems, contingency plans are being developed to enable critical business operations to continue. The total Year 2000 project cost is estimated to not exceed $7 million, of which approximately $4 million has been expensed through 1998. These costs have not and are not expected to have a material adverse impact on the company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS GATC reported record results for 1998. Many economists believe that the U.S. economy is entering a recessionary environment, but GATC's results reported herein have not been impacted to any significant extent. However, should a recession develop, GATC's prospective results would not be immune from the effects thereof if there were significant changes in demand for its services or assets provided.

Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATC such as the petroleum, chemical, and rail industries.

1997 RESULTS OF OPERATIONS COMPARED TO 1996
-------------------------------------------

GATC reported a net loss of $41 million, after restructuring charges, for the year ended December 31, 1997 compared to net income of $80 million for 1996. Before the restructuring charge, GATC's income for 1997 was $83 million.

During 1997, strategic decisions resulted in a $124 million after-tax restructuring charge related to the Terminals and Pipelines segment. The changed market environment which Terminals serves required aggressive action to revitalize operations and includes the sale or closure of the Staten Island terminal as well as seven terminals in the United Kingdom. Other smaller facilities are also being evaluated or are in the process of sale or closing.

Additionally, the comparison of 1997 to 1996 is influenced by General American's mid-1996 acquisition of the remaining 55% interest in CGTX, whereupon this Canadian railcar subsidiary became a wholly-owned subsidiary, with all financial results fully consolidated.

GROSS INCOME for 1997 of $799 million exceeded 1996 gross income of $754 million by 6%.

General American's gross income of $477 million increased by $49 million from 1996. The full year effect of the mid-1996 acquisition of the remaining 55% interest in CGTX accounted for $28 million of the revenue increase with the balance attributable to a larger U.S. fleet and improved rental rates. Prior to GATX acquiring the remaining interest, CGTX had been accounted for as an affiliate. Railcar additions continued to be strong in 1997 with 4,800 cars added to the North American fleet, reaching a total of 77,700 cars on lease. With a total fleet of 81,100 cars, utilization ended the year at 96%, up from 95% at the end of 1996. In addition to the North American fleet, during 1997 General American purchased a 40% interest in Kesselwaggon Vermietgesellschaft mbH (KVG), a German and Austrian-based tank car and specialty railcar leasing company.

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

While throughput of petroleum products remained strong, rates further declined from the 1996 levels. Throughput for 1997, defined as barrels delivered to customers, of 639 million barrels at all wholly-owned locations remained steady with 1996. Average storage utilization for the year was 91%, an improvement of 5% over 1996.

Intercompany interest income in the Other segment increased by $.6 million reflecting a larger intercompany loan balance with GATX.

COSTS AND EXPENSES Operating expenses in 1997 increased $11 million or 3% over 1996. General American's operating expenses of $192 million increased $15 million over 1996 as a result of increased operating lease expense, as well as increased fleet repair costs due to expanded fleet size, including CGTX railcars. Repair costs increased 7% due to the larger fleet size but decreased as a percentage of revenue from 1996 due in part to the mix of cars and the types of repairs completed. Throughput days, the time it takes a railcar to be repaired through the General American repair network, remained at the 1996 average of 32 days. In 1997, General American utilized a nonrecourse sale-leaseback to finance a portion of its railcar additions. Terminals' 1997 operating expenses of $149 million were $5 million lower than 1996, in part reflecting certain nonrecurring expenses related to 1996.

Interest expense increased $9 million in 1997 to $118 million as the result of higher average debt balances to fund the growth of the business. Interest expense at General American increased due to the CGTX acquisition and growth of the U.S. fleet. Interest expense increased at Terminals' as the result of the full year impact of the additional debt incurred to incurred to finance maintenance, regulatory, business development and environmental expenditures in 1996. Interest expense for the Other segment decreased $1 million from the prior year.

Selling, general and administrative expenses of $77 million increased $8 million from 1996 due to increased employee costs, information systems initiatives, and consulting expenses, as well as the consolidation of CGTX.

Income tax expense of $41 million before the restructuring charge was comparable to 1996. The effective tax rate before the charge was 38% for 1997 compared to 39% for 1996.

SHARE OF AFFILIATES' EARNINGS of $14 million in 1997 decreased $1 million over 1996. General American's share of earnings of affiliates declined from 1996 due to the aforementioned change in accounting for CGTX. Terminals' share of affiliates' earnings of $13 million increased by $1 million from 1996 reflecting improved results primarily from European chemical markets. Asian results approximated the prior year, with improvement in the chemical market offset by foreign exchange rate variances.

EARNINGS of approximately $83 million before restructuring charges increased $3 million from 1996.

General American's record net income of $63 million increased by 11% over 1996 reflecting the higher revenues and the full year impact of CGTX, partially offset by higher repair costs and other operating and asset ownership expenses. Operating margins improved by 14% as the growth in revenues exceeded the increase in fleet repair costs and SG&A expenses.

Terminals' net loss for 1997 was $116 million, including the effects of a $124 million after-tax restructuring charge. On an operating basis, Terminals' 1997 income of $8 million declined from the prior year's $13 million. The difficult petroleum market conditions resulted in a 4% decrease in operating margin. Overall operating costs and SG&A expenses decreased by 1% from 1996.

The Other segment's net income of $12 million increased by $1 million reflecting higher intercompany interest.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risks
---------------------------------------------------------------------

Information regarding quantitative and qualitative disclosures about market risks is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in this document.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The response to this item is submitted under Item 14 (a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------------
        Financial Disclosure
        --------------------

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

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.
--------------------------------------------------------------------------

(a)          1.   Financial Statements

                  The Consolidated Financial Statements of General American
                  Transportation Corporation and its subsidiaries which are
                  required in Item 8 are listed below:                                                              Page
                                                                                                            -------------------

                  Consolidated Statements of Operations - Years Ended December 31,
                    1998, 1997,  and 1996                                                                           16
                  Consolidated Balance Sheets - December 31, 1998 and 1997                                          17
                  Consolidated Statements of Cash Flows - Years Ended December 31,
                    1998, 1997 and 1996                                                                             18
                  Consolidated Statements of Changes in Shareholder's Equity -
                    December 31, 1998, 1997, and 1996                                                               19
                  Notes to Consolidated Financial Statements                                                        20

             2.   Financial Statement Schedule:

                  Schedule II Valuation and Qualifying Accounts                                                     37

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(c)               Exhibit Index

  Exhibit
  Number                                  Exhibit Description                                                       Page
------------      -------------------------------------------------------------------------------------     -------------------

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



  Exhibit
  Number                                         Exhibit Description                                              Page
------------      -------------------------------------------------------------------------------------     -------------------
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



Exhibit
Number                         Exhibit Description                                                               Page
--------------   -------------------------------------------------------------------------------------      -------------------
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

4H.               Form of 8-5/8% Note due December 1, 2004 filed with the SEC on
                  Current Report on Form 8-K on December 7, 1994, file number
                  2-54754.

4I.               Form of 6-3/4% Note due March 1, 2006 filed with the SEC on
                  Current Report on Form 8-K on March 4, 1996, file number
                  2-54754.

10A.              $350,000,000 Credit Agreement dated as of May 14, 1998 among
                  General American Transportation Corporation, the banks listed therein, The First National Bank of Chicago as Administrative
                  Agent and Morgan Guaranty Trust Company of New York as
                  Documentation Agent, incorporated by reference to GATC's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1998, file number 2-54754.

12.               Statement regarding computation of ratios of earnings to fixed
                  charges.                                                                                          38

23.               Consent of Independent Auditors.                                                                  39

27.               Financial Data Schedule for GATC for the fiscal year ended
                  December 31, 1998, file number 2-54754. Submitted to the SEC along with the electronic submission of this Report on Form
                  10-K.

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

                                  GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                  (Registrant)



                                                 /s/ D. Ward Fuller
                               ------------------------------------------------
                                                    D. Ward Fuller
                                          President, Chief Executive Officer
                                                     and Director
                                                    March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




                   /s/ D. Ward Fuller                                                              /s/ David M. Edwards
-----------------------------------------------------                                   --------------------------------------------
                   D. Ward Fuller                                                                    David M. Edwards
         President, Chief Executive Officer                                                              Director
                    and Director                                                                      March 22, 1999
                   March 22, 1999



               /s/ Donald J. Schaffer                                                              /s/ David B. Anderson
-----------------------------------------------------                                   --------------------------------------------
                 Donald J. Schaffer                                                                  David B. Anderson
            Vice President, Finance and                                                                  Director
              Chief Financial Officer                                                                 March 22, 1999
                   March 22, 1999



                /s/ Deborah A. House
-----------------------------------------------------
                  Deborah A. House
                     Controller
                   March 22, 1999



REPORT OF INDEPENDENT AUDITORS




Board of Directors
General American Transportation Corporation


We have audited the consolidated financial statements and related schedule of General American Transportation Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of General American Transportation Corporation and subsidiaries for the year ended December 31, 1998. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General American Transportation Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP




January 26, 1999
Chicago, Illinois

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)


                                                                                 YEAR ENDED DECEMBER 31
                                                                -----------------------------------------------------------
                                                                     1998                 1997                 1996
                                                                ----------------      ---------------      ----------------
GROSS INCOME                                                    $          832.1      $         798.6      $         753.8

COSTS AND EXPENSES
   Operating expenses                                                      361.0                340.6                330.0
   Provision for depreciation and amortization                             138.3                152.7                138.7
   Interest                                                                112.8                118.4                109.1
   Selling, general and administrative                                      81.6                 77.0                 69.2
   Provision for restructuring                                             --                   185.8               --
                                                                 ---------------      ---------------      ---------------
                                                                           693.7                874.5                647.0
                                                                 ---------------      ---------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)
   AND SHARE OF AFFILIATES' EARNINGS                                       138.4                (75.9)               106.8

INCOME TAXES (BENEFIT)                                                      54.3                (20.7)                41.3
                                                                 ---------------      ---------------      ---------------
INCOME (LOSS) BEFORE SHARE OF
   AFFILIATES' EARNINGS
                                                                            84.1                (55.2)                65.5

SHARE OF AFFILIATES' EARNINGS                                               15.8                 14.0                 14.8
                                                                 ---------------      ---------------      ---------------

NET INCOME (LOSS)                                                $          99.9      $         (41.2)     $          80.3
                                                                 ===============      ===============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                           DECEMBER 31
                                                                             ----------------------------------------
                                                                                   1998                  1997
                                                                             ------------------      ----------------
ASSETS

CASH AND CASH EQUIVALENTS                                                     $          21.2        $          14.0
TRADE RECEIVABLES - NET                                                                  59.8                   52.7
OPERATING LEASE ASSETS AND FACILITIES
   Railcars and services facilities                                                   2,567.1                2,480.5
   Tank storage terminals and pipelines                                               1,168.2                1,128.9
                                                                              ---------------        ---------------
                                                                                      3,735.3                3,609.4

   Less - Allowance for depreciation                                                 (1,669.3)              (1,593.8)
                                                                              ---------------        ---------------
                                                                                      2,066.0                2,015.6

DUE FROM GATX CORPORATION                                                               389.1                  392.1
INVESTMENTS IN AFFILIATED COMPANIES                                                     212.3                  200.1
OTHER ASSETS                                                                            148.7                  153.7
                                                                              ---------------        ---------------
                                                                              $       2,897.1        $       2,828.2
                                                                              ===============        ===============


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                              $         146.7        $         140.5
ACCRUED EXPENSES                                                                         49.6                   44.7
DEBT
   Short-term debt                                                                      145.7                  168.2
   Long-term debt:
     Recourse                                                                         1,093.5                1,064.5
     Nonrecourse                                                                         70.5                   78.3
   Capital lease obligations                                                             91.3                  100.2
                                                                              ---------------        ---------------
                                                                                      1,401.0                1,411.2

DEFERRED INCOME TAXES                                                                   347.9                  315.7

OTHER DEFERRED ITEMS                                                                    249.0                  251.4
                                                                              ---------------        ---------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                                               2,194.2                2,163.5

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized, issued
     and outstanding (owned by GATX Corporation)                                         --                     --
   Additional capital                                                                   335.0                  335.0
   Reinvested earnings                                                                  400.1                  347.2
   Accumulated other comprehensive loss                                                 (32.2)                 (17.5)
                                                                              ---------------        ---------------
   TOTAL SHAREHOLDER'S EQUITY                                                           702.9                  664.7
                                                                              ---------------        ---------------
                                                                              $       2,897.1        $       2,828.2
                                                                              ===============        ===============


The accompanying notes are an integral part of these consolidated financial statements.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                         YEAR ENDED DECEMBER 31
                                                                       -----------------------------------------------------------
                                                                            1998                1997                  1996
                                                                       ----------------    ----------------    -------------------
OPERATING ACTIVITIES
   Net income (loss)                                                   $            99.9   $           (41.2)  $            80.3
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Provision for depreciation and amortization                               138.3               152.7               138.7
         Provision for restructuring, net of tax                                    --                 123.8                --
         Deferred income taxes                                                      39.6                23.6                17.9
   Other, including working capital                                                 (6.3)              (13.5)               (6.2)
                                                                       -----------------   -----------------   -----------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                            271.5               245.4               230.7

INVESTING ACTIVITIES
   Additions to operating lease assets and facilities:
      Railcars and service facilities                                             (384.8)             (293.4)             (299.6)
      Tank storage terminals and pipelines                                         (70.9)              (61.7)             (129.2)
   Investments in affiliated companies                                              --                 (49.8)               (4.4)
   Other investments                                                                --                  --                 (83.1)
                                                                       -----------------   -----------------   -----------------
      Capital additions                                                           (455.7)             (404.9)             (516.3)
   Proceeds from asset sales                                                       239.1               224.6               184.7
                                                                       -----------------   -----------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                             (216.6)             (180.3)             (331.6)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                        136.0                40.5               280.0
   Repayment of long-term debt                                                    (109.8)             (146.3)             (101.1)
   Net (decrease) increase in short-term debt                                      (21.4)               68.7                11.9
   Payment of capital lease obligations                                             (8.5)               (7.9)               (6.6)
   Cash dividends paid to GATX Corporation                                         (47.0)              (43.0)              (41.6)
   Net decrease (increase) in amount due from
      GATX Corporation                                                               3.0                16.2               (34.4)
                                                                       -----------------   -----------------   -----------------

NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                                                            (47.7)              (71.8)              108.2
                                                                       -----------------   -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    $             7.2   $            (6.7)  $             7.3
                                                                       =================   =================   =================


The accompanying notes are an integral part of these consolidated financial statements.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (IN MILLIONS)


                                                                                               ACCUMULATED
                                                                                                  OTHER
                                         COMMON          ADDITIONAL        REINVESTED          COMPREHENSIVE
                                          STOCK            CAPITAL          EARNINGS           INCOME (LOSS)           TOTAL
                                     ----------------   --------------   ---------------   --------------------   ----------------

BALANCE, JANAURY 1, 1996                $     --        $      335.0      $      392.7         $       13.1         $      740.8

Comprehensive income:
   Net income                                                                     80.3                                      80.3
   Foreign currency translation loss                                                                   (5.2)                (5.2)
                                                                                                                        ----------
Comprehensive income                                                                                                        75.1

Dividends declared                                                               (41.6)                                    (41.6)
                                    -----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996              $     --        $      335.0      $      431.4         $        7.9         $      774.3

Comprehensive loss:
   Net loss                                                                      (41.2)                                    (41.2)
   Foreign currency translation loss                                                                  (25.4)               (25.4)
                                                                                                                        ----------
Comprehensive loss                                                                                                         (66.6)

Dividends declared                                                               (43.0)                                    (43.0)

                                    -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997              $     --        $      335.0      $      347.2         $      (17.5)        $      664.7

Comprehensive income:
   Net income                                                                     99.9                                      99.9
   Foreign currency translation loss                                                                  (14.7)               (14.7)
                                                                                                                        ----------
Comprehensive income                                                                                                        85.2

Dividends declared                                                               (47.0)                                    (47.0)
                                    -----------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998              $     --        $      335.0      $      400.1         $      (32.2)        $      702.9
                                    ===============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

General American Transportation Corporation (GATC) is a wholly-owned subsidiary of GATX Corporation (GATX). Significant accounting policies of GATC and its consolidated subsidiaries are discussed below.

Consolidation: The consolidated financial statements include the accounts of GATC and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with operating results shown as share of affiliates' earnings.

Cash Equivalents: GATC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Operating Lease Assets and Facilities: Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases and are computed by the straight-line method which results in equal annual depreciation charges over the estimated useful lives of the assets.
The estimated useful lives of depreciable assets are as follows:

     Railcars                                               20 - 33 years
     Buildings, leasehold improvements,
         storage tanks, and pipelines                        5 - 40 years
     Machinery and related equipment                         3 - 25 years

Goodwill: GATC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 10 - 40 years. GATC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business, and in that regard adjusted certain carrying amounts in 1997, as explained in Note O. Goodwill, net of accumulated amortization of $5.1 million and $3.8 million, was $26.1 million and $34.1 million as of December 31, 1998 and 1997, respectively. Amortization expense was $.9 million, $1.2 million and $.8 million for 1998, 1997 and 1996, respectively.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GATC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $165.9 million at December 31, 1998.

Other Deferred Items: Other deferred items include the accrual for postretirement benefits other than pensions; environmental, general liability and workers' compensation reserves; and other deferred credits.

Off-Balance-Sheet-Financial Instruments: GATC uses interest rate and currency swaps, forwards and similar contracts to set interest and exchange rates on existing or anticipated transactions. These instruments qualify for hedge accounting. Fair values of GATC's off-balance-sheet financial instruments (futures, swaps, forwards, and purchase commitments) are based on current market prices, settlement values or fees currently charged to enter into similar agreements. The fair values of the hedge contracts are not recognized in the financial statements. Net amounts paid or received on such contracts are recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GATC's liability for environmental clean-up is both probable and a minimum estimate of associated costs can be made, adjustments to initial estimates are recorded as necessary.

Revenue Recognition: The majority of GATC's gross income is derived from the rentals of railcars and terminals and other services.

Foreign Currency Translation: The assets and liabilities of GATC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Gains or losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of consolidated shareholder's equity. The cumulative foreign currency translation loss recorded in accumulated other comprehensive loss was $32.2 million and $17.5 million at the end of 1998 and 1997, respectively.

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

New Accounting Pronouncements: In 1998, GATC adopted the Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the company's net income or shareholders' equity. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statements of Changes in Shareholder's Equity. Prior year consolidated financial statements have been reclassified to conform with SFAS 130 requirements.

In 1998, the AICPA issued Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained For Internal Use ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998 and requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The company currently expenses such costs incurred. Management is currently assessing the impact that the adoption of SOP 98-1 will have on the company's financial position, results of operations, and cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. GATC, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS 133 effective January 1, 2000. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is currently assessing the impact that the adoption of SFAS 133 will have on the company's financial position, results of operations, and cash flows.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications: Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE B - ACCOUNTING FOR LEASES

The following information pertains to GATC as a lessor:

Operating leases: Railcar and tankage assets included in operating lease assets and facilities are classified as operating leases.

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 1998 were (in millions):

       1999                                         $   559.6
       2000                                             414.4
       2001                                             310.7
       2002                                             222.1
       2003                                             124.7
       Years thereafter                                 392.8
                                                 ==============
                                                     $2,024.3
                                                 ==============

The following information pertains to GATC as a lessee:

Capital leases: Certain railcars are leased by GATC under capital lease agreements. Operating lease assets and facilities includes cost and related allowances for depreciation of $151.1 million and $95.1 million, respectively, at December 31, 1998 and $152.0 million and $89.1 million, respectively, at December 31, 1997 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GATC has financed railcars through sale-leasebacks substantially all of which are accounted for as operating leases. In addition, GATC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 1998, 1997, and 1996 was $101.2 million, $90.0 million, and $81.3 million, respectively.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE B - ACCOUNTING FOR LEASES (CONTINUED)

Minimum future rental payments: Future minimum rental payments due under noncancelable leases at December 31, 1998 were (in millions):

                                                                                 NONRECOURSE
                                             CAPITAL          OPERATING           OPERATING
                                             LEASES             LEASES              LEASES
                                          --------------    ---------------    -----------------
    1999                                    $  17.1          $     70.3            $  24.0
    2000                                       17.0                67.6               27.7
    2001                                       16.6                71.9               27.7
    2002                                       16.0                79.6               25.2
    2003                                       15.0                70.8               28.0
    Years thereafter                           50.2             1,087.5              452.2
                                          --------------    ---------------    -----------------
                                             $131.9            $1,447.7             $584.8
                                                            ===============    =================

    Less - Amount representing interest       (40.6)
                                          --------------

    Present value of future minimum
      capital lease payments                $  91.3
                                          ==============

The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GATC is required to pay. Subsequent to the initial lease term, the majority of railcar operating leases allow GATC to renew the lease at a fixed rate or purchase the railcar at fair market value. Interest expense on the above capital lease obligations was $8.5 million in 1998, $9.3 million in 1997, and $10.2 million in 1996.

The amounts shown as nonrecourse operating leases reflect rental payments of a bankruptcy remote special purpose corporation which is wholly-owned by GATC. These rentals are consolidated for accounting purposes but are not guaranteed by nor are obligations of GATC.

NOTE C - ADVANCES TO PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $27.2 million in 1998, $28.9 million in 1997, and $28.3 million in 1996. These advances have no fixed maturity date. Interest income on advances to GATX were based on an interest rate which is adjusted annually in accordance with an estimate of short-term borrowing rates.

NOTE D - INVESTMENTS IN AFFILIATED COMPANIES

GATC has investments in 20 to 50 percent-owned companies and joint ventures which are accounted for using the equity method. These domestic and foreign investments are in businesses similar to those of GATC's operations. Distributions received from such jointly-owned companies were $5.1 million, $5.0 million, and $5.2 million in 1998, 1997, and 1996, respectively.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE D - INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

For all affiliated companies held at the end of the year, operating results, as if GATC held 100% interest, were (in millions):

                                                                     Year Ended December 31
                                                       ----------------------------------------------------
                                                          1998                1997               1996
                                                       ------------       -------------     ---------------

              Gross income                                 $251.0             $229.9             $205.9
              Net income                                     38.4               35.4               30.7

For all affiliated companies held at the end of the year, summarized balance sheet data, as if GATC held 100% interest, were (in millions):

                                                                 December 31
                                                       --------------------------------
                                                          1998                1997
                                                       ------------       -------------

              Total assets                               $1,119.4             $880.1
              Long-term liabilities                         623.3              506.8
              Other liabilities                             172.7              101.7
                                                       ------------       -------------

              Shareholders' equity                         $323.4             $271.6
                                                       ============       =============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE E - FOREIGN OPERATIONS

GATC has a number of investments in subsidiaries and affiliated companies which are located in or derive income from foreign countries. Foreign entities contribute significantly to share of affiliates' earnings. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated assets for a Canadian railcar subsidiary, a United Kingdom terminaling operation, and a Mexican railcar operation.

In Millions/Year Ended or at December  31
Gross Income                                                                  1998                  1997                 1996
---------------------------------------------------------------           --------------       ---------------     ---------------

Canada                                                                    $     69.0           $     58.7          $      36.6
Other Foreign                                                                   41.8                 35.0                 29.6
United States                                                                  721.3                704.9                687.6
                                                                          --------------       ---------------     ---------------

                                                                           $   832.1            $   798.6           $    753.8
                                                                          ==============       ===============     ===============

Income (Loss) Before Income Taxes
(Benefit) and Share of Affiliates' Earnings
---------------------------------------------------------------

Canada                                                                    $     18.5           $     16.9          $        8.9
Other Foreign                                                                   (4.5)               (75.9)                 (9.0)
United States                                                                  124.4                (16.9)                106.9
                                                                          --------------       ---------------     ---------------

                                                                           $   138.4            $   (75.9)          $     106.8
                                                                          ==============       ===============     ===============

Share of Affiliates' Earnings
---------------------------------------------------------------

Canada                                                                    $        -           $       -           $        2.7
Other Foreign                                                                   14.0                 13.0                  11.3
United States                                                                    1.8                  1.0                    .8
                                                                          --------------       ---------------     ---------------

                                                                          $     15.8           $     14.0          $       14.8
                                                                          ==============       ===============     ===============

Identifiable Assets
---------------------------------------------------------------

Canada                                                                     $   270.4            $   289.4           $     319.8
Other Foreign                                                                  214.8                241.0                 324.7
United States                                                                2,411.9              2,297.8               2,417.8
                                                                          --------------       ---------------     ---------------

                                                                            $2,897.1             $2,828.2           $   3,062.3
                                                                          ==============       ===============     ===============


Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an increase or decrease to the unrealized foreign currency translation adjustment, a component of accumulated other comprehensive income
(loss).

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE F - SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt (in millions) and its weighted average interest rate as of year end were:

                                                                            December 31
                                         ----------------------------------------------------------------------------------
                                                       1998                                            1997
                                         ----------------------------------              ----------------------------------
                                           Amount                 Rate                      Amount                Rate
                                         ------------          ------------              -------------        -------------
Commercial paper                           $  35.0                 6.32%                    $  26.6               6.53%
Other short-term borrowings                  110.7                 5.81%                      141.6               5.91%
                                         ------------                                    -------------

                                            $145.7                                           $168.2
                                         ============                                    =============

Under a revolving credit agreement with a group of banks, GATC may borrow up to $350.0 million. The revolving credit agreement contains various restrictive covenants which include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GATC. Under the agreement, GATC met these requirements at December 31, 1998. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $35.0 million of commercial paper outstanding. GATC also had borrowings of $110.7 million under unsecured money market lines at December 31, 1998.

Interest expense on short-term debt was $12.9 million in 1998, $14.7 million in 1997, and $11.9 million in 1996.

NOTE G - LONG-TERM DEBT

Long-term debt (in millions) and the range of interest rates as of year end were:

                                                                                                          December 31
                                              Interest                Final                 -----------------------------------
                                                Rates               Maturity                    1998                  1997
                                         --------------------    ----------------           --------------        -------------
Fixed Rate:
    Term notes                           6.32%  - 10.45%         1999 - 2011                   $  829.8             $   929.1
    Nonrecourse obligations              7.84%  -  9.75%         1999 - 2008                       70.5                  78.3
    Industrial revenue bonds             6.63%  -  7.30%         2019 - 2024                       87.9                  87.9
                                                                                            --------------        -------------

                                                                                                  988.2               1,095.3
                                                                                            ==============
                                                                                                                  =============

Variable Rate:
    Term notes                           5.46% - 6.09%           2002 - 2003                      175.8                  47.5
                                                                                            --------------        -------------

                                                                                               $1,164.0              $1,142.8
                                                                                            ==============        =============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT (CONTINUED)

Maturities of GATC's long-term debt as of December 31, 1998 for each of the years 1999 through 2003 were (in millions):

                                          Year                   Maturities
                                     ----------------           -------------

                                          1999                     $  84.0
                                          2000                       102.5
                                          2001                        95.8
                                          2002                       162.8
                                          2003                       262.5

Interest cost incurred on long-term debt, net of capitalized interest, was $91.4 million in 1998, $94.4 million in 1997, and $87.0 million in 1996. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $1.3 million in 1998, $.9 million in 1997, and $3.7 million in 1996.

NOTE H - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GATC utilizes off-balance sheet financial instruments to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1998 GATC had the following off-balance sheet financial instruments (in millions):

                                                     Notional              Pay                  Receive
Interest Rate Swaps                                   Amount            Rate/Index             Rate/Index            Maturity
------------------------------------------------    ------------    -------------------    -------------------    ----------------

GATC pays fixed, receives floating                      $745.9        4.80% - 8.75%              LIBOR            1999 - 2003

GATC pays floating, receives fixed                      $530.0            LIBOR              5.41% - 7.65%        2003 - 2008


Currency Swaps                                                           Receive                Deliver              Maturity
------------------------------------------------                    -------------------    -------------------    ----------------

Canadian dollar swaps                                                     $115.0                C$156.1                2011
Duetschemark swap                                                         $ 40.5                 72.5DM                2002



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE H - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS (CONTINUED)

GATC had the following interest rate hedge activity (in millions):

                                                                                Pay                             Pay
Interest Rate Swaps                                                            Fixed                         Floating
---------------------------------------------------                       ----------------                 --------------

Balance at January 1, 1997                                                     $881.0                           $912.0

Additions                                                                        44.7                              -
Maturities                                                                     (200.0)                          (412.0)
                                                                          ----------------                 --------------

Balance December 31, 1997                                                       725.7                            500.0

Additions                                                                       370.2                             30.0
Maturities                                                                     (350.0)                             -
                                                                          ----------------                 --------------

Balance at December 31, 1998                                                   $745.9                           $530.0
                                                                          ================                 ==============

GATC uses interest rate swaps and forwards to manage its assets and liabilities, to convert floating rate debt to fixed rate debt (or fixed to floating) and to manage interest rate risk associated with the anticipated issuance of debt. Interest rate swaps are utilized to better match the cash flow characteristics of its debt portfolio and its railcar leases. Railcar assets are financed with long-term fixed rate debt or through sale-leasebacks. However, the railcar assets are placed on lease with average new lease terms of five years; the average renewal term is three years. Rents are fixed over these lease terms. Interest rate swaps effectively convert GATC's long-term fixed rate debt to fixed rate debt with maturities of three months to five years. Through the swap program, changes in GATC's interest expense are expected to better reflect changes in railcar lease rates.

In its swaps, GATC agrees to exchange at specific intervals the difference between fixed and floating rate interest amounts calculated on an agreed upon notional principal amount. The swaps have in effect converted $745.9 million of long-term fixed rate debt into one to three year fixed rate debt.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1998, GATC would have received $29.5 million if the swaps were terminated; GATC would have received $13.1 million if the swaps were terminated at December 31, 1997.

GATC has entered into currency swaps to hedge $115.0 million in debt obligations at its Canadian subsidiary and $40.5 million in debt obligations at its German subsidiary. The fair market value of its currency swap agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1998, GATC would have received $20.9 million if the swaps were terminated; GATC would have received $11.1 million if the swaps were terminated at December 31, 1997.

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

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE I - FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of financial instruments:

The carrying amount of cash and cash equivalents, trade receivables, accounts payable, and short-term debt approximates fair value because of the short maturity of those instruments. Also, the carrying amount of variable rate long-term debt approximates fair value.

The fair value of fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GATC's current incremental borrowing rates for similar borrowing arrangements. The following table sets forth the carrying amounts and fair values of the company's fixed rate debt (in millions):

                                                                         December 31
                                            -----------------------------------------------------------------------
                                                        1998                                     1997
                                            ------------------------------           ------------------------------
                                              Carrying           Fair                  Carrying           Fair
                                               Amount            Value                  Amount           Value
                                            -------------     ------------           -------------    -------------

Long-term debt - fixed                          $988.2          $1,055.9                $1,095.3        $1,168.1
                                            =============     ==============         =============    ==============

NOTE J - PENSION BENEFITS

GATC and its subsidiaries contributed to several pension plans sponsored by GATX which cover substantially all employees. Benefits under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $2.7 million in 1998, $2.5 million in 1997, and $3.7 million in 1996.

Costs pertaining to the GATX plans are allocated to GATC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for 1998, 1997, and 1996 was $1.9 million, $4.9 million, and $1.9 million, respectively. The net periodic pension cost for 1997 included a $2.5 million one-time termination expense as a result of a facility sale. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

NOTE K - OTHER POSTRETIREMENT BENEFITS

GATC provides health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K - OTHER POSTRETIREMENT BENEFITS (CONTINUED)

In 1998, GATC adopted the Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. While the new standard does not change the measurement or recognition of costs for other postretirement plans, it does standardize disclosures and eliminates those that are no longer considered useful. The following tables, prepared in accordance with the new standard, set forth other postretirement obligations and plan assets as of December 31 (in millions):

                                                                                  1998                  1997
                                                                            ------------------    ------------------
Change in benefit obligation:
  Benefit obligation at beginning of period                                   $   52.6              $   54.6
  Service cost                                                                      .4                    .4
  Interest cost                                                                    3.6                   3.8
  Actual loss (gain)                                                                .2                  (4.7)
  Benefits paid                                                                   (5.0)                 (5.2)
  Curtailments and special termination benefits                                    -                     3.7
                                                                            ------------------    ------------------
  Benefit obligation at end of period                                         $   51.8              $   52.6
                                                                            ==================    ==================

Change in fair value plan assets:
  Plan assets at beginning of period                                          $    -                $    -
  Company contributions                                                            5.0                   5.2
  Benefits paid                                                                   (5.0)                 (5.2)
                                                                            ------------------    ------------------
  Plan assets at end of period                                                $    -                $    -
                                                                            ==================    ==================

Reconciliation of accrued and total amount recognized
  Funded status of the plan                                                   $  (51.8)             $  (52.6)
  Unrecognized net gain                                                           (8.0)                (10.0)
                                                                            ------------------    ------------------
  Accrued cost                                                                $  (59.8)             $  (62.6)
                                                                            ==================    ==================

  Accrued benefit liability recognized                                        $  (59.8)             $  (62.6)
                                                                            ==================    ==================

                                                                                 1998                  1997                 1996
                                                                            ------------------    ------------------  --------------
Total costs:
  Service cost                                                                $     .4              $     .4            $     .4
  Interest cost                                                                    3.6                   3.8                 4.1
  Amortization of unrecognized net gain                                            (.6)                  (.6)                (.5)
  Recognized special termination benefits expense                                  -                     1.1                 -
                                                                            ------------------    -----------------   --------------
  Net periodic cost                                                           $    3.4              $    4.7             $   4.0
                                                                            ==================    ==================  ==============


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE K - OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Assumptions as of December 31:

                                                                                    1998           1997
                                                                                 -----------    -----------

Discount rate                                                                         7.00%          7.75%
Rate of compensation increases                                                        5.00%          5.00%

The assumed health care cost trend rate was 5.0% for participants over the age of 65 and 6.0% for participants under the age of 65 for 1998 and thereafter. The health care cost trend rate has a significant effect on the amount of the other post retirement benefit cost and obligation. A 1% increase in the trend rate would increase the cost by $.2 million and the obligation by $2.8 million. A 1% decrease in the trend rate would decrease the cost by $.2 million and the obligation by $2.3 million.

NOTE L - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GATC's deferred tax liabilities and assets were (in millions):


                                                                                         1998                    1997
                                                                                   -----------------       -----------------
Deferred tax liabilities:
   Book/tax basis differences due to depreciation                                      $360.1                  $347.8
   Other                                                                                 61.4                    45.4
                                                                                   -----------------       -----------------
      Total deferred tax liabilities                                                    421.5                   393.2

Deferred tax assets:
   Accruals not currently deductible for tax purposes                                    30.8                    31.1
   Postretirement benefits other than pensions                                           20.9                    22.0
   Lease accounting                                                                      20.7                    21.4
   Other                                                                                  1.2                     3.0
                                                                                   -----------------       -----------------
      Total deferred tax assets                                                          73.6                    77.5
                                                                                   -----------------       -----------------

Net deferred tax liabilities                                                           $347.9                  $315.7
                                                                                   =================       =================


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE L - INCOME TAXES (CONTINUED)

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

Income taxes consisted of (in millions):

                                                                                    Year Ended December 31
                                                             -------------------------------------------------------------
                                                                      1998                  1997                   1996
                                                             ----------------       --------------       -----------------
     Current-
         Domestic:
            Federal                                               $  8.3                $  8.4               $  19.4
            State and local                                           .9                   -                     1.8
                                                             ----------------       --------------       -----------------
                                                                     9.2                   8.4                  21.2
         Foreign                                                     5.5                   3.8                   2.2
                                                             ----------------       --------------       -----------------
                                                                    14.7                  12.2                  23.4
     Deferred-
         Domestic:
            Federal                                                 34.0                 (34.6)                 16.9
            State and local                                          2.5                  (3.3)                  1.5
                                                             ----------------       --------------       -----------------
                                                                    36.5                 (37.9)                 18.4
         Foreign                                                     3.1                   5.0                   (.5)
                                                             ----------------       --------------       -----------------
                                                                    39.6                 (32.9)                 17.9
                                                             ----------------       --------------       -----------------

     Income tax expense (benefit)                                 $ 54.3                $(20.7)              $  41.3
                                                             ================       ==============       =================

     Income taxes paid                                            $  8.4                $ 15.0               $  23.9
                                                             ================       ==============       =================

The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:

                                                                            Year Ended December 31
                                                --------------------------------------------------------------------------------
                                                    1998                 1997                 1997(A)               1996
                                                --------------    --------------------    ----------------    ------------------

Federal statutory income tax rate                   35.0%                 35.0%                 35.0%               35.0%
Add (deduct) effect of:
      Foreign income                                 3.0                  (2.4)                  1.6                 2.2
      State income taxes                             1.6                  (2.3)                  1.6                 2.0
      Restructuring charges                          -                    (3.9)                  -                   -
      Other                                          (.4)                   .8                   (.5)                (.6)
                                                --------------    --------------------    ----------------    ------------------

                                                    39.2%                 27.2%                 37.7%               38.6%
                                                ==============    ====================    ================    ==================

(A) Before restructuring charges.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE M - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GATC's revenues are derived from a range of industries and companies. However, approximately 41% of total revenues are generated from the transportation or storage of product from the chemical industry; for similar service, 39% of revenues are derived from the petroleum industry. GATC also provides services and products to the chemical and petroleum markets through its affiliates, which are accounted for under the equity method.

Under its customer lease agreements, GATC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. With most loan financings, the loan is collateralized by the equipment. GATC performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GATC maintains an allowance for possible losses to provide for potential losses which could arise should customers become unable to discharge their obligations to GATC.

At December 31, 1998, GATC had firm commitments to acquire railcars and to upgrade facilities totaling $235 million.

GATC is also a party to letters of credit and bonds totaling $6 million and $3 million at December 31, 1998 and 1997, respectively. In GATC's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required and, therefore, is of the opinion that the fair value of these instruments is zero.

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

NOTE N - FINANCIAL DATA OF BUSINESS SEGMENTS

GATC is engaged in the following businesses:

Railcar Leasing and Management represents General American Transportation Corporation and its domestic and foreign subsidiaries and affiliates ("General American"), which lease and manage tank cars and other specialized railcars.

Terminals and Pipelines represents GATX Terminals Corporation and its domestic and foreign subsidiaries and affiliates ("Terminals"), which own and operate tank storage terminals, pipelines and related facilities.

Other - Historically, the external and intercompany financing activities of GATC were included in the Railcar Leasing and Management ("General American") segment. Management assesses General American's performance based on operating results at a targeted capital structure level. As a result, those financing activities considered non-operational to General American have been isolated in the Other segment.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N - FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)

In 1998, GATC adopted the Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which changes the way the company reports information about its operating segments. The adoption of SFAS 131 did not affect consolidated results of operations or financial position, but did affect the disclosure of segment information.

The following tables, prepared in accordance with the standard, set forth the profitability, financial position and cash flow for each of GATC's business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and interest costs based upon the debt levels shown below. Certain amounts have been reclassified (as compared to prior reported GATC segments) to conform with management's assessment of results for each operation. Most notably, the financing effects considered non-operational to the Railcar Leasing and Management segment have been reclassified to the Other segment. As a result of eliminating the non-operating financial components, management is able to assess performance using better return measures both across segments and over time.


                                                       RAILCAR LEASING AND     TERMINALS AND
IN MILLIONS                                                MANAGEMENT            PIPELINES             OTHER             TOTAL
---------------------------------------------         ----------------------  ------------------  ---------------  -----------------
1998

PROFITABILITY
Gross income                                            $    514.5              $  290.4            $  27.2         $   832.1
Interest expense                                             (52.9)                (53.6)              (6.3)           (112.8)
Depreciation and amortization                                (97.3)                (41.0)              --              (138.3)
Income before taxes and share
  of affiliates' earnings                                    105.8                  12.1               20.5             138.4
Share of affiliates' earnings                                  2.5                  13.3               --                15.8
Net income                                                    67.1                  19.5               13.3              99.9

FINANCIAL POSITION
Identifiable assets                                        1,539.9                 958.4              398.8           2,897.1

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    166.1                  84.5               20.9             271.5
Capital additions                                            384.8                  70.9               --               455.7



          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE N - FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)

                                                          RAILCAR LEASING AND     TERMINALS AND
                                                              MANAGEMENT            PIPELINES
IN MILLIONS                                                                                               OTHER             TOTAL
--------------------------------------------------------- --------------------  -------------------  -----------------  ------------
1997

PROFITABILITY
Gross income                                                $   476.9             $    292.8          $    28.9          $   798.6
Interest expense                                                (51.0)                 (57.3)             (10.1)            (118.4)
Depreciation and amortization                                   (98.0)                 (54.7)              --               (152.7)
Income (loss) before taxes, restructuring and share of
  affiliates' earnings                                           98.8                   (7.0)              18.1              109.9
Share of affiliates' earnings                                      .9                   13.1               --                 14.0
Operating income before restructuring (A)                        62.7                    8.1               11.8               82.6
Net income (loss)                                                62.7                 (115.7)              11.8              (41.2)

FINANCIAL POSITION
Identifiable assets                                           1,504.5                  937.1              386.6            2,828.2

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                       158.3                   69.2               17.9              245.4
Capital additions                                               336.9                   68.0               --                404.9

1996

PROFITABILITY
Gross income                                                $   427.9               $  297.6           $   28.3          $   753.8
Interest expense                                                (45.0)                 (52.9)             (11.2)            (109.1)
Depreciation and amortization                                   (86.8)                 (51.9)              --               (138.7)
Income before taxes and share of affiliates'
  earnings                                                       86.8                    3.6               16.4              106.8
Share of affiliates' earnings                                     2.9                   11.9               --                 14.8
Net income                                                       56.6                   13.0               10.7               80.3

FINANCIAL POSITION
Identifiable assets                                           1,452.2                1,195.7              414.4            3,062.3

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                       161.6                   54.4               14.7              230.7
Capital additions                                               386.8                  129.5               --                516.3



(A) Pretax income excludes a $185.8 million charge for restructuring related to Terminals and Pipelines. The after-tax impact was $123.8 million.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

NOTE O - RESTRUCTURING CHARGES

During 1997, strategic decisions resulted in a $186 million ($124 million after-tax) restructuring charge related to GATX Terminals. The restructuring charge was based on the decision to close, sell or revalue certain domestic and foreign terminal locations to reflect permanent changes in market conditions. The charge primarily represents the write down of asset values with minor costs related to closure activities. The carrying values of certain assets, including goodwill, were written down to fair value as described in Note A. During 1998 and early 1999, Terminals acted upon its restructuring plan by divesting certain domestic and foreign terminal locations.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES
                                  (IN MILLIONS)



-----------------------------------------------------------------------------------------------------------------------------------

COL. A                                       COL. B          COL. C            COL. D              COL. E            COL. F

-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Additions
                                                          -----------------------------------
DESCRIPTION                                Balance at      Charged to        Charged to                             Balance
                                            Beginning       Costs and      Other Accounts-       Deductions        at End of
                                            of Period       Expenses          Describe            Describe           Period

-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                     $ 5.7           $  .6          $  (.7)(B)          $  (.5)(C)         $    5.1

Year ended December 31, 1997:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  5.5           $  .3          $   .6 (B)          $  (.7)(C)         $    5.7

Year ended December 31, 1996:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  5.4           $  .3          $  1.7 (B)          $ (1.9)(C)         $    5.5


Note A - Deducted from asset accounts.
Note B - Transfer from other accounts
Note C - Uncollectible accounts charged off.