Form 10-K/A
period 1998-12-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1999-03-25
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 1
                                       TO
                                  FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

     General American Transportation Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format

Item 3.  Legal Proceedings
--------------------------

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


                             GENERAL AMERICAN TRANSPORTATION CORPORATION
                                            (Registrant)



                                      /s/ Donald J. Schaffer
                             -------------------------------------------
                                         Donald J. Schaffer
                                    Vice President, Finance and
                                      Chief Financial Officer
                                           March 25, 1999