Form 10-Q
period 1999-03-31
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1999-05-12
CIK 276478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                                                 OR
[ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                COMMISSION FILE NUMBER
        MARCH 31, 1999                                2-54754

                            ------------------------

                  GENERAL AMERICAN TRANSPORTATION CORPORATION

             INCORPORATED IN THE                      IRS EMPLOYER IDENTIFICATION NO.
              STATE OF NEW YORK                                 36-2827991
                                   500 WEST MONROE STREET
                                   CHICAGO, IL 60661-3676
                                       (312) 621-6200

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X      NO  _

     REGISTRANT HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING (ALL OWNED BY GATX CORPORATION) AS OF APRIL 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                 Three Months Ended
                                                      March 31
                                                 -----------------
                                                   1999      1998
                                                 -------   -------
GROSS INCOME                                     $ 215.9   $ 207.4

COSTS AND EXPENSES
   Operating expenses                               94.7      93.5
   Provision for depreciation and amortization      35.6      35.2
   Interest                                         26.3      28.3
   Selling, general and administrative              18.0      18.8
                                                 -------   -------
                                                   174.6     175.8
                                                 -------   -------

INCOME BEFORE INCOME TAXES AND
   SHARE OF AFFILIATES' EARNINGS                    41.3      31.6

INCOME TAXES                                        16.6      11.9
                                                 -------   -------

INCOME BEFORE SHARE OF
  AFFILIATES' EARNINGS                              24.7      19.7

SHARE OF AFFILIATES' EARNINGS                        4.6       4.0
                                                 -------   -------

NET INCOME                                       $  29.3   $  23.7
                                                 =======   =======



Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                     March 31   December 31
                                                                       1999        1998
                                                                     --------   -----------
ASSETS                                                              (Unaudited)

CASH AND CASH EQUIVALENTS                                            $   23.4    $   21.2
TRADE RECEIVABLES - NET                                                  60.1        59.8
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                  2,656.0     2,567.1
     Tank storage terminals and pipelines                             1,183.3     1,168.2
                                                                     --------    --------
                                                                      3,839.3     3,735.3
     Less - Allowance for depreciation                               (1,700.1)   (1,669.3)
                                                                     --------    --------
                                                                      2,139.2     2,066.0

DUE FROM GATX CORPORATION                                               397.5       389.1
INVESTMENTS IN AFFILIATED COMPANIES                                     262.4       212.3
OTHER ASSETS                                                            123.7       148.7
                                                                     --------    --------
                                                                     $3,006.3    $2,897.1
                                                                     ========    ========

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                     $  120.9    $  146.7
ACCRUED EXPENSES                                                         57.1        49.6
DEBT
   Short-term debt                                                      265.6       145.7
   Long-term debt:
        Recourse                                                      1,070.7     1,093.5
        Nonrecourse                                                      70.9        70.5
   Capital lease obligations                                             85.1        91.3
                                                                     --------    --------
                                                                      1,492.3     1,401.0

DEFERRED INCOME TAXES                                                   348.9       347.9
OTHER DEFERRED ITEMS                                                    269.3       249.0
                                                                     --------    --------
        TOTAL LIABILITIES AND DEFERRED ITEMS                          2,288.5     2,194.2

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        issued and outstanding (owned by GATX Corporation)               --          --
   Additional capital                                                   335.0       335.0
   Reinvested earnings                                                  416.7       400.1
   Accumulated other comprehensive loss                                 (33.9)      (32.2)
                                                                     --------    --------
        TOTAL SHAREHOLDER'S EQUITY                                      717.8       702.9
                                                                     --------    --------
                                                                     $3,006.3    $2,897.1
                                                                     ========    ========


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                      Three Months Ended
                                                          March 31
                                                      -------------------
                                                        1999       1998
                                                      -------    --------
OPERATING ACTIVITIES
Net income                                            $  29.3    $  23.7
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provision for depreciation and amortization        35.6       35.2
      Deferred income taxes                               8.8        6.3
Other, including working capital                        (23.9)      (9.2)
                                                      -------    -------
   Net cash provided by operating activities             49.8       56.0

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                    (90.5)    (100.1)
     Tank storage terminals and pipelines                (6.4)      (8.3)
Investments in affiliated companies                     (26.6)      --
                                                      -------    -------
     Capital additions                                 (123.5)    (108.4)
Proceeds from other asset sales                          43.6        5.0
                                                      -------    -------
   Net cash used in investing activities                (79.9)    (103.4)

FINANCING ACTIVITIES
Repayment of long-term debt and other                   (60.7)     (19.0)
Net increase in short-term debt                         119.9       91.0
Repayment of capital lease obligations                   (5.8)      (5.3)
Cash dividends paid to GATX Corporation                 (12.7)     (12.3)
Net increase in amount due from GATX Corporation         (8.4)      (3.6)
                                                      -------    -------
   Net cash provided by financing activities             32.3       50.8
                                                      -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS             $   2.2    $   3.4
                                                      =======    =======


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)



                                               Three Months Ended
                                                    March 31
                                               -------------------
                                                 1999       1998
                                               -------    -------
Net income                                     $  29.3    $  23.7

Other comprehensive loss, net of tax:

     Foreign currency translation adjustment      (1.7)       (.4)
                                               -------    -------

COMPREHENSIVE INCOME                           $  27.6    $  23.3
                                               =======    =======


          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)


                                           RAILCAR    TERMINALS
                                         LEASING AND     AND
THREE MONTHS ENDED MARCH 31, 1999        MANAGEMENT   PIPELINES      OTHER          TOTAL
---------------------------------        ----------   ---------    ---------      ---------
PROFITABILITY
   Gross income                           $  137.6    $   71.8     $    6.5       $  215.9
   Interest expense                          (12.4)      (12.7)        (1.2)         (26.3)
   Depreciation and amortization             (24.4)      (11.2)        --            (35.6)
   Income before taxes and share
       of affiliates' earnings                27.0         9.2          5.1           41.3
   Share of affiliates' earnings                .8         3.8         --              4.6
   Net income                                 17.5         8.5          3.3           29.3

ITEMS AFFECTING CASH FLOW
   Net cash provided by (used in)
       operating activities                   42.1        (0.3)         8.0           49.8
   Capital additions                         102.2        21.3         --            123.5

FINANCIAL POSITION
   Identifiable assets                     1,617.6       985.7        403.0        3,006.3


THREE MONTHS ENDED MARCH 31, 1998
PROFITABILITY
   Gross income                           $  130.5    $   70.0     $    6.9       $  207.4
   Interest expense                          (13.5)      (13.3)        (1.5)         (28.3)
   Depreciation and amortization             (24.1)      (11.1)        --            (35.2)
   Income before taxes and
       share of affiliates' earnings          24.8         1.3          5.5           31.6
   Share of affiliates' earnings                .5         3.5         --              4.0
   Net income                                 15.9         4.3          3.5           23.7

ITEMS AFFECTING CASH FLOW
   Net cash provided by
       operating activities                   40.3         5.6         10.1           56.0

   Capital additions                         100.1         8.3         --            108.4

FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                     1,539.9       958.4        398.8        2,897.1



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    COMPARISON OF FIRST THREE MONTHS OF 1999
                          TO FIRST THREE MONTHS OF 1998

General American Transportation Corporation's (GATC) net income for the first quarter of 1999 was $29 million compared to $24 million for the first of quarter 1998. Gross income of $216 million increased by $9 million from the prior year quarter, while net income was $6 million higher. General American benefited from more railcars on lease and revenues at Terminals increased due to improved market conditions and a gain from the sale of rights it owned along the Central Florida Pipeline that will be used to increase fiber optic capacity.

Net cash provided by operating activities for the first quarter of 1999 was $50 million, a $6 million decrease from last year's quarter, due to the timing of working capital requirements.

Capital additions for the quarter totaled $124 million, an increase of $15 million from the first quarter of 1998. General American invested $102 million, comparable to the first quarter 1998, in its railcar fleet, facilities, and international operations including affiliates. Terminals' investment of $21 million increased $13 million over the prior year quarter primarily due to investments in joint ventures. Full year capital spending is expected to be approximately $500 million. This projection may change significantly depending on market conditions and opportunities to acquire desirable assets. Internally generated cash flow and GATC's external recourse and nonrecourse financing sources will fund capital additions.

GATC had unused committed lines of credit of $259 million at March 31, 1999. Additional financing needs were met by cash flow from operations and short-term debt. GATC has a $650 million shelf registration for pass-through certificates and debt securities of which $100 million of notes and $106 million of pass-through certificates have been issued through March 31, 1999. Subsequent to March 31, 1999, GATC issued $120 million of 10-year term notes. GATC has guaranteed a two-year $150 million credit facility for a Terminals affiliate. Exposure to GATC is mitigated by, among other things, a third party cross guaranty.

YEAR 2000 READINESS DISCLOSURE
GATC continues to address what is commonly referred to as the Year 2000 problem. GATC has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Several remediation projects and systems replacements are already in place, and efforts are continuing on others. Most projects should be completed by mid-year 1999. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

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

GATC believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the company's efforts have not addressed all potential systems problems, contingency plans are being developed to enable business operations to continue. The total Year 2000 project cost is estimated to not exceed $7 million. These costs have not and are not expected to have a material adverse impact on the company's financial position, results of operations or cash flows.

OTHER MATTERS
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. GATC, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2000. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATC such as the petroleum, chemical and rail industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
--------------------------------------------------------------------------------
General American's gross income for the first three months of 1999 increased 5% from the comparable prior year period due to a larger active fleet. Approximately 81,900 tank and freight cars were on lease throughout North America at March 31, 1999, compared to 78,900 railcars a year ago. With a total North American fleet of 86,500 railcars, utilization at the end of the period was 95%, down from 96% a year ago.

Net income increased 10% from the first quarter of 1998 primarily due to a larger fleet and repair costs in line with the prior year. Net income approximated 13% of revenue, a slight improvement over the prior year. As a percentage of gross income, asset ownership costs (depreciation, interest, and lease expenses) decreased slightly from the prior year while SG&A expenses were slightly higher.

TERMINALS AND PIPELINES (TERMINALS)
--------------------------------------------------------------------------------
Terminals' gross income of $72 million increased $2 million from the prior year quarter. Comparisons between periods are affected by locations sold after the first quarter of 1998. Gross income from ongoing operations increased 16% over the prior year. Improved market conditions and a gain from the sale of rights it owned along the Central Florida Pipeline that will be used to increase fiber optic capacity contributed positively to revenues in 1999. Throughput of petroleum and chemical products was 111 million barrels for ongoing operations during the first quarter of 1999, down from 118 million barrels for the same quarter last year. Capacity utilization was 94% at the end of the first quarter compared to 93% in the prior year period.

Terminals' net income of $9 million was $4 million higher than last year's first quarter primarily due to increased revenues and benefits from the 1997 strategic realignment.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business.

OTHER
--------------------------------------------------------------------------------
All financing activities considered non-operational to General American have been isolated in the Other segment. Net income of $3 million is comparable to the prior period quarter.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

General American Transportation Corporation (GATC) and GATX Terminals Corporation (Terminals), each subsidiaries of GATX Corporation, are two of nine defendants in the matter of In re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans), a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The fire was caused by a leak of butadiene from a railcar owned by GATC. The fire resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. Immediately after the fire a number of lawsuits (representing approximately 8,000 claims) were brought against a number of defendants, including GATC and its wholly-owned subsidiary Terminals. The suits were ultimately consolidated into a class action brought in the Civil District Court in the Parish of Orleans (Trial Court). A trial of the claims of twenty of the plaintiffs (Phase I) resulted in a jury verdict in September 1997, which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury awarded punitive damages totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. On October 31, 1997, the Louisiana Supreme Court held that a judgment incorporating the amount of punitive damages could not be entered until all liability issues relating to all 8,000 class members have been adjudicated.

On February 24, 1999, the Louisiana Supreme Court, among other things, (a) granted a writ requiring entry of a judgment on the Phase I compensatory damages, and (b) authorized the Trial Court to enter a judgment awarding a specific amount of punitive damages to the twenty Phase I plaintiffs (without specifying the method of allocation of such damages) in order that there could be an immediate review of the judgment.

On March 31, 1999, the Trial Court entered a judgment awarding punitive damages against each of the five punitive defendants, including Terminals in favor of each of the twenty claimants whose cases were tried in September of 1997. An aggregate punitive judgment as to Terminals of approximately $472,220 was allocated among the twenty claimants in proportion to the ratio that each plaintiff's compensatory award bears to the total compensatory award in the Phase I trial.

On April 19, 1999, a Motion (and supporting memorandum) for Judgment Notwithstanding the Verdict, or in the alternative for New Trial and or Remittitur regarding Punitive Damages was filed with the Trial Court. The Motion asked for similar relief as to the award of compensatory damages as to both Terminals and GATC.

The trial to determine the damages, if any, suffered by the second set of twenty claimants is scheduled to commence on May 24, 1999. Two weeks after the conclusion of this trial, a random selection of an additional group of twenty plaintiffs will be made in order that the trial of their damage claims may commence thereafter.

GATC believes that the compensatory damages awarded to the 20 plaintiffs in the Phase I trial are excessive, and intends to pursue post-judgment review of the awards, and if necessary, vigorous appeals of any final judgment. GATC also believes that the punitive liability judgment is unsupported by law and evidence. Accordingly, Terminals intends to pursue vigorous appeals of the punitive damages liability judgment if it survives post-judgment review. In addition, GATC further believes that the punitive damages awards rendered by the jury are clearly excessive. If a judgment on the award against Terminals is entered by the trial court, Terminals intends to pursue post-judgment review in the trial court, and if necessary, vigorous appeal of that judgment as well.

Although more than 8,000 claims have been made, GATC believes that the damages, if any, that are awarded to the remaining plaintiffs, whether by the trial or appellate courts, will on average be substantially less that the damages awarded to the 20 plaintiffs whose claims have been tried.

GATX Terminals Corporation was served with two Complaints and Notice of Opportunity for a Hearing by the United States Environmental Protection Agency, Region 6, with respect to alleged violations of the Clean Air Act at each of Terminals' Pasedena, Texas, and Galena Park, Texas, terminals. The civil penalties assessed under the Complaints are less than $300,000 in the aggregate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              PAGE
                                                                                        -----
(a)      10   Form of 6 3/4% Note Due March 1, 2006 filed in connection
              with, and incorporated by reference into, the Registration
              Statement on Form S-3 (File No. 33-64697) of General American
              Transportation Corporation, declared effective on December 7,
              1995. Submitted to the SEC along with the electronic submission of this report on Form 10-Q.

         12   Statement regarding computation of ratios of earnings to fixed charges

         27   Financial Data Schedule for GATC for the quarter ended March 31,
              1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENERAL AMERICAN TRANSPORTATION CORPORATION
                                                      (Registrant)




                                                 /s/ D. Ward Fuller
                                          ----------------------------------
                                                  D. Ward Fuller
                                          President, Chief Executive Officer
                                                    and Director
                                          (Duly Authorized Officer)




Date:  May 12, 1999