Form 10-Q
period 1999-06-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1999-08-03
CIK 276478

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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
[ ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED               COMMISSION FILE NUMBER
         JUNE 30, 1999                                2-54754

                            ------------------------

                  GENERAL AMERICAN TRANSPORTATION CORPORATION

             INCORPORATED IN THE                      IRS EMPLOYER IDENTIFICATION NO.
              STATE OF NEW YORK                                 36-2827991
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

     REGISTRANT HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING (ALL OWNED BY GATX CORPORATION) AS OF JULY 31, 1999.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30                          JUNE 30
                                                          --------------------------------- --------------------------------
                                                              1999              1998            1999             1998
                                                          ---------------   --------------- ---------------  ---------------

GROSS INCOME                                                 $ 214.1           $ 210.0         $ 430.0          $ 417.4

COSTS AND EXPENSES
   Operating expenses                                           93.4              92.6           188.1            186.1
   Provision for depreciation and amortization                  36.0              35.5            71.6             70.7
   Interest                                                     27.2              28.9            53.5             57.2
   Selling, general and administrative                          20.9              19.2            38.9             38.0
                                                          ---------------   --------------- ---------------  ---------------
                                                               177.5             176.2           352.1            352.0
                                                          ---------------   --------------- ---------------  ---------------

INCOME BEFORE INCOME TAXES AND
   SHARE OF AFFILIATES' EARNINGS                                36.6              33.8            77.9             65.4

INCOME TAXES                                                    14.5              13.0            31.1             24.9
                                                          ---------------   --------------- ---------------  ---------------

INCOME BEFORE SHARE OF
  AFFILIATES' EARNINGS                                          22.1              20.8            46.8             40.5

SHARE OF AFFILIATES' EARNINGS                                    4.8               3.6             9.4              7.6
                                                          ---------------   --------------- ---------------  ---------------

NET INCOME                                                   $  26.9           $  24.4         $  56.2          $  48.1
                                                          ===============   =============== ===============  ===============



Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                              JUNE 30           DECEMBER 31
                                                                                                1999                1998
                                                                                         -------------------  -----------------
ASSETS                                                                                      (Unaudited)

CASH AND CASH EQUIVALENTS                                                                    $    28.1           $    21.2
TRADE RECEIVABLES - NET                                                                           67.5                59.8
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                                           2,739.6             2,567.1
     Tank storage terminals and pipelines                                                      1,193.3             1,168.2
                                                                                         -------------------  -----------------
                                                                                               3,932.9             3,735.3
     Less - Allowance for depreciation                                                        (1,730.9)           (1,669.3)
                                                                                         -------------------  -----------------
                                                                                               2,202.0             2,066.0

DUE FROM GATX CORPORATION                                                                        415.6               389.1
INVESTMENTS IN AFFILIATED COMPANIES                                                              261.9               212.3
OTHER ASSETS                                                                                     136.2               148.7
                                                                                         -------------------  -----------------
                                                                                             $ 3,111.3           $ 2,897.1
                                                                                         ===================  =================

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                                             $   112.3           $   146.7
ACCRUED EXPENSES                                                                                  60.1                49.6
DEBT
   Short-term debt                                                                               315.4               145.7
   Long-term debt:
        Recourse                                                                               1,151.0             1,093.5
        Nonrecourse                                                                               71.3                70.5
   Capital lease obligations                                                                      85.1                91.3
                                                                                         -------------------  -----------------
                                                                                               1,622.8             1,401.0

DEFERRED INCOME TAXES                                                                            358.7               347.9
OTHER DEFERRED ITEMS                                                                             220.7               249.0
                                                                                         -------------------  -----------------
        TOTAL LIABILITIES AND DEFERRED ITEMS                                                   2,374.6             2,194.2

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        Issued and outstanding (owned by GATX Corporation)                                         -                   -
   Additional capital                                                                            335.0               335.0
   Reinvested earnings                                                                           431.7               400.1
   Accumulated other comprehensive loss                                                          (30.0)              (32.2)
                                                                                         -------------------  -----------------
        TOTAL SHAREHOLDER'S EQUITY                                                               736.7               702.9
                                                                                         -------------------  -----------------
                                                                                             $ 3,111.3           $ 2,897.1
                                                                                         ===================  =================

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
                                                                    ---------------------------  ----------------------------
                                                                        1999          1998           1999           1998
                                                                    -------------  ------------  -------------   ------------
OPERATING ACTIVITIES
Net income                                                            $   26.9       $  24.4       $  56.2          $  48.1
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provision for depreciation and amortization                         36.0          35.5          71.6             70.7
      Deferred income taxes                                                5.8           6.6          14.6             12.9
Other, including working capital                                         (13.4)         (3.1)        (37.3)           (12.3)
                                                                    -------------  ------------  -------------   ------------
   Net cash provided by operating activities                              55.3          63.4         105.1            119.4

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                                    (101.3)        (99.7)       (191.8)          (199.8)
     Tank storage terminals and pipelines                                 (9.7)        (18.0)        (16.1)           (26.3)
Investments in affiliated companies                                        -             -           (26.6)             -
                                                                    -------------  ------------  -------------   ------------
     Capital additions                                                  (111.0)       (117.7)       (234.5)          (226.1)
Proceeds from other asset sales                                            5.6          10.2          49.2             15.2
                                                                    -------------  ------------  -------------   ------------
   Net cash used in investing activities                                (105.4)       (107.5)       (185.3)          (210.9)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                 120.0           -           120.0              -
Repayment of long-term debt and other                                    (41.0)         (8.0)       (101.7)           (27.0)
Net increase in short-term debt                                           49.8          68.1         169.7            159.1
Other advances                                                           (43.9)          -           (43.9)             -
Repayment of capital lease obligations                                     -             -            (5.8)            (5.3)
Cash dividends paid to GATX Corporation                                  (12.0)        (12.5)        (24.7)           (24.8)
Net increase in amount due from GATX Corporation                         (18.1)         (2.6)        (26.5)            (6.2)
                                                                    -------------  ------------  -------------   ------------
   Net cash provided by financing activities                              54.8          45.0          87.1             95.8
                                                                    -------------  ------------  -------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      $    4.7       $   0.9       $   6.9          $   4.3
                                                                    =============  ============  =============   ============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)



                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                        JUNE 30                         JUNE 30
                                                           ---------------------------------- -----------------------------
                                                               1999            1998              1999             1998
                                                           -------------    ------------      ------------    -------------

Net income                                                   $  26.9          $  24.4           $ 56.2          $  48.1

     Other comprehensive income (loss), net of tax:

        Foreign currency translation adjustment                  3.9             (8.6)             2.2             (9.0)
                                                           -------------    ------------      ------------    -------------


COMPREHENSIVE INCOME                                         $  30.8          $  15.8           $ 58.4          $  39.1
                                                           =============    ============      ============    =============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)


                                                      RAILCAR            TERMINALS
                                                    LEASING AND             AND
THREE MONTHS ENDED JUNE 30, 1999                    MANAGEMENT           PIPELINES          OTHER            TOTAL
- --------------------------------                 ----------------     --------------    -------------   --------------
PROFITABILITY
   Gross income                                     $    141.1           $    66.5        $    6.5        $  214.1
   Interest expense                                      (13.1)              (12.7)           (1.4)          (27.2)
   Depreciation and amortization                         (24.9)              (11.1)            -             (36.0)
   Income before taxes and share
     of affiliates' earnings                              27.0                 4.4             5.2            36.6
   Share of affiliates' earnings                            .9                 3.9             -               4.8
   Net income                                             17.5                 6.1             3.3            26.9

CASH FLOW
   Net cash provided by operating
     activities                                           45.3                 9.7             0.3            55.3
   Capital additions                                     101.3                 9.7             -             111.0

FINANCIAL POSITION
   Identifiable assets                                 1,702.8               985.4           423.1         3,111.3


THREE MONTHS ENDED JUNE 30, 1998
PROFITABILITY
   Gross income                                     $    131.6           $    71.4        $    7.0        $  210.0
   Interest expense                                      (13.2)              (13.9)           (1.8)          (28.9)
   Depreciation and amortization                         (24.4)              (11.1)             -            (35.5)
   Income before taxes and share
     of affiliates' earnings                              26.2                 2.7             4.9            33.8
   Share of affiliates' earnings                            .6                 3.0              -              3.6
   Net income                                             16.8                 4.3             3.3            24.4

CASH FLOW
   Net cash provided by operating
     activities                                           44.8                18.1             0.5            63.4
   Capital additions                                      99.7                18.0                           117.7
                                                                                               -

FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                                 1,539.9               958.4           398.8         2,897.1

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)


                                                      RAILCAR            TERMINALS
                                                    LEASING AND             AND
SIX MONTHS ENDED JUNE 30, 1999                      MANAGEMENT           PIPELINES          OTHER            TOTAL
- ------------------------------                    ----------------     --------------    ------------     -------------
PROFITABILITY
   Gross income                                      $    278.7         $    138.3        $   13.0         $   430.0
   Interest expense                                       (25.5)             (25.4)           (2.6)            (53.5)
   Depreciation and amortization                          (49.3)             (22.3)             -              (71.6)
   Income before taxes and share
     of affiliates' earnings                               54.0               13.6            10.3              77.9
   Share of affiliates' earnings                            1.7                7.7              -                9.4
   Net income                                              35.0               14.6             6.6              56.2

CASH FLOW
   Net cash provided by operating
     activities                                            87.4                9.4             8.3             105.1
   Capital additions                                      203.5               31.0              -              234.5


FINANCIAL POSITION
   Identifiable assets                                  1,702.8              985.4           423.1           3,111.3


SIX MONTHS ENDED JUNE 30, 1998
PROFITABILITY
   Gross income                                      $    262.1         $    141.4        $   13.9         $   417.4
   Interest expense                                       (26.7)             (27.2)           (3.3)            (57.2)
   Depreciation and amortization                          (48.5)             (22.2)             -              (70.7)
   Income before taxes and share
     of affiliates' earnings                               51.0                4.0            10.4              65.4
   Share of affiliates' earnings                            1.1                6.5              -                7.6
   Net income                                              32.7                8.6             6.8              48.1

CASH FLOW
   Net cash provided by operating
     activities                                            85.1               23.7            10.6             119.4
   Capital additions                                      199.8               26.3                             226.1
                                                                                               -

FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                                  1,539.9              958.4           398.8           2,897.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 1999
                           TO FIRST SIX MONTHS OF 1998

General American Transportation Corporation's (GATC) net income for the first six months of 1999 was $56 million compared to $48 million for the first six months of 1998. Gross income of $430 million increased by $13 million from the prior year, while net income was $8 million higher. General American benefited from more railcars on lease while improved market conditions and a nonrecurring gain increased results at Terminals. Partially offsetting this increase was nonrecurring 1998 revenue at Terminals related to sold facilities.

Net cash provided by operating activities for the first six months of 1999 was $105 million, a $14 million decrease from last year's period, due to the timing of working capital requirements.

Capital additions for the first six months of 1999 totaled $235 million, an increase of $8 million from the first six months of 1998. General American invested $204 million, comparable to the six-month period of 1998, in its railcar fleet, facilities, and international affiliates. Terminals' investment of $31 million increased $5 million over the prior year primarily due to investments in joint ventures. Full year capital additions are expected to be approximately $425 million. These projections may change significantly depending on market conditions and opportunities to acquire portfolios of desirable assets. Internally generated cash flow and GATC's external recourse and nonrecourse financing sources will fund capital additions and portfolio investments.

GATC, through its subsidiaries, had unused committed lines of credit of $194 million at June 30, 1999. GATC issued $120 million of 10-year term notes during the first six months of 1999. Additional financing needs were met by cash flow from operations, portfolio proceeds and short-term debt. GATC has a $650 million shelf registration for pass-through certificates and debt securities of which $220 million of notes and $106 million of pass-through certificates have been issued through June 30, 1999. Other advances in the statement of cash flows represents funds contractually reimbursable from insurers placed in escrow pending final settlement of claims.

YEAR 2000 READINESS DISCLOSURE
GATC continues to address what is commonly referred to as the Year 2000 problem. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Many remediation projects and systems replacements are already in place, and efforts are continuing on others. Most projects are being completed in mid-year 1999. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

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

OTHER MATTERS
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GATC utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows. GATC expects to adopt SFAS No. 133 effective January 1, 2001.

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

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
- --------------------------------------------------------------------------------
General American's gross income for the first six months of 1999 increased 6% from the comparable prior year period due to a larger active fleet.
Approximately 82,300 tank and freight cars were on lease throughout North
America at June 30, 1999, compared to 79,700 railcars a year ago. With a total North American fleet of 87,500 railcars, utilization at the end of the period was 94%, down from 96% in the prior year period. The Union Pacific related rail congestion problems and strong car demand in the chemical markets contributed to historically high utilization rates in 1998.

Net income increased 7% from the prior year period primarily due to a larger fleet offset by higher fleet repair costs and SG&A costs. Net income approximated 12.5% of revenue and was comparable to the prior year. Asset ownership costs (depreciation, interest, and lease expenses) as a percentage of revenue were in line with the prior year.

TERMINALS AND PIPELINES (TERMINALS)
- --------------------------------------------------------------------------------
Terminals' gross income of $138 million decreased $3 million from the prior year period. Comparisons between periods are affected by locations sold after the first quarter of 1998. Gross income from ongoing operations increased 10% over the prior year. Terminals benefited in 1999 from an increased demand for services, an improved marketing environment, and a nonrecurring gain on the sale of rights it owned along the Central Florida Pipeline that will be used to increase fiber optic capacity. Throughput of petroleum and chemical products was 260 million barrels for ongoing operations during the first six months of 1999, down from 284 million barrels for the same period last year. Capacity utilization of 94% at the end of the second quarter was comparable to the prior year.

On June 10, 1999, a pipeline rupture and explosion occurred on the pipeline owned by Olympic Pipeline Company (Olympic), killing three people and causing property damage as well as damage to the environment. Terminals owns 25.1% of the common shares of Olympic. Management is presently unable to determine the ultimate impact, if any, of this incident on GATC.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business, which positively contributed to share of affiliates earnings in the period.

Terminals' net income of $14.6 million was $6 million higher than last year primarily due to increased revenues and benefits from the 1997 strategic realignment.

OTHER
- --------------------------------------------------------------------------------
All financing activities considered non-operational to General American have been isolated in the Other segment. Net income of $7 million is comparable to the prior year period.

                       COMPARISON OF SECOND QUARTER 1999
                             TO SECOND QUARTER 1998


For the second quarter of 1999 net income was $27 million as compared to $24 million for the second quarter of 1998.

Increases and decreases in gross income and net income between second quarter 1999 and second quarter 1998 for all segments were principally due to the same reasons as discussed previously in relation to the six-month period.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

General American Transportation Corporation (GATC) and GATX Terminals Corporation (Terminals), each subsidiaries of GATX Corporation, together with three other defendants have reached agreement in principle with the Plaintiffs Management Committee with respect to the matter of in re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans, a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The settlement is subject to final approval by the trial court after a fairness hearing.

A trial of the claims of twenty of the plaintiffs (Phase I) had resulted in a jury verdict in September 1997, which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury had awarded punitive damages (Phase II) totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. In July 1999, a trial of the claims of a second group of twenty plaintiffs (Phase III) resulted in a jury verdict which awarded the second group of plaintiffs $344,300 in compensatory damages. It is anticipated that trials of the claims of additional groups of plaintiffs against those defendants who have not settled will be scheduled later this year.

GATC believes that should the settlement be approved, the amounts required to be paid by it, net of proceeds its insurers have committed to pay, would not be material to GATC's consolidated financial position or results of operations. The incident resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. If following a fairness hearing the proposed settlement is not approved, GATC and Terminals will aggressively defend any future trials, and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                              PAGE
                                                                                        ----

(a)      12   Statement regarding computation of earnings to fixed charges.              12

         27   Financial Data Schedule for GATC for the quarter ended June 30,
              1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                           GENERAL AMERICAN TRANSPORTATION CORPORATION
                                           (Registrant)



                                        /s/ D. Ward Fuller
                   -----------------------------------------------------------

                                          D. Ward Fuller
                          President, Chief Executive Officer and Director
                                     (Duly Authorized Officer)



                                      /s/ Donald J. Schaffer
                   -----------------------------------------------------------

                                          Donald J. Schaffer
                                      Vice President, Finance
                                    and Chief Financial Officer



Date:  August 3, 1999