Form 10-Q
period 1999-09-30
GENERAL AMERICAN TRANSPORTATION CORP /NY/
filed 1999-11-08
CIK 276478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER
     SEPTEMBER 30, 1999                                        2-54754

                             ---------------------

                  GENERAL AMERICAN TRANSPORTATION CORPORATION


    INCORPORATED IN THE                  IRS EMPLOYER IDENTIFICATION NO.
     STATE OF NEW YORK                            36-2827991

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

     REGISTRANT HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING (ALL OWNED BY GATX CORPORATION) AS OF OCTOBER 31, 1999.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30                      SEPTEMBER 30
                                                          --------------------------------  --------------------------------
                                                              1999              1998            1999             1998
                                                          ---------------   --------------  ---------------  ---------------
GROSS INCOME                                                 $ 222.0           $ 215.0      $  $ 652.0       $  $ 632.4

COSTS AND EXPENSES
   Operating expenses                                           95.2              94.5           283.3            280.6
   Provision for depreciation and amortization                  35.7              29.4           107.3             86.6
   Interest                                                     27.8              34.9            81.3            105.6
   Selling, general and administrative                          21.5              19.2            60.4             57.2
                                                          ---------------   --------------  ---------------  ---------------
                                                               180.2             178.0           532.3            530.0
                                                          ---------------   --------------  ---------------  ---------------

INCOME BEFORE INCOME TAXES AND
   SHARE OF AFFILIATES' EARNINGS                                41.8              37.0           119.7            102.4

INCOME TAXES                                                    16.7              14.9            47.8             39.8
                                                          ---------------   --------------  ---------------  ---------------

INCOME BEFORE SHARE OF
  AFFILIATES' EARNINGS                                          25.1              22.1            71.9             62.6

SHARE OF AFFILIATES' EARNINGS                                    4.2               3.5            13.6             11.1
                                                          ---------------   --------------  ---------------  ---------------

NET INCOME                                                   $  29.3           $  25.6         $  85.5        $    73.7
                                                          ===============   ==============  ===============  ===============


Note - The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 1999. Certain amounts in 1998 have been reclassified to conform to the current presentation.

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                                                            SEPTEMBER 30        DECEMBER 31
                                                                                                1999                1998
                                                                                         -------------------  -----------------
                                                                                            (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                                                    $    98.5          $     21.2
TRADE RECEIVABLES - NET                                                                           82.9                59.8
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                                           2,615.9             2,567.1
     Tank storage terminals and pipelines                                                      1,208.1             1,168.2
                                                                                         -------------------  -----------------
                                                                                               3,824.0             3,735.3
     Less - Allowance for depreciation                                                        (1,745.3)           (1,669.3)
                                                                                         -------------------  -----------------
                                                                                               2,078.7             2,066.0

DUE FROM GATX CORPORATION                                                                        409.4               389.1
INVESTMENTS IN AFFILIATED COMPANIES                                                              279.3               212.3
OTHER ASSETS                                                                                     131.9               148.7
                                                                                         ===================  =================
                                                                                            $  3,080.7           $ 2,897.1
                                                                                         ===================  =================

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                                            $   125.4            $   146.7
ACCRUED EXPENSES                                                                                 59.1                 49.6
DEBT
   Short-term debt                                                                              241.1                145.7
   Long-term debt:
        Recourse                                                                              1,133.9              1,093.5
        Nonrecourse                                                                              66.2                 70.5
   Capital lease obligations                                                                     82.0                 91.3
                                                                                         -------------------  -----------------
                                                                                              1,523.2              1,401.0

DEFERRED INCOME TAXES                                                                           366.0                347.9
OTHER DEFERRED ITEMS                                                                            249.9                249.0
                                                                                         -------------------  -----------------
        TOTAL LIABILITIES AND DEFERRED ITEMS                                                  2,323.6              2,194.2

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        Issued and outstanding (owned by GATX Corporation)                                          -                   -
   Additional capital                                                                           335.0                335.0
   Reinvested earnings                                                                          447.8                400.1
   Accumulated other comprehensive loss                                                         (25.7)               (32.2)
                                                                                         -------------------  -----------------
        TOTAL SHAREHOLDER'S EQUITY                                                              757.1                702.9
                                                                                         ===================  =================
                                                                                            $ 3,080.7            $ 2,897.1
                                                                                         ===================  =================

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)


                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                                    ---------------------------  ----------------------------
                                                                        1999          1998           1999           1998
                                                                    -------------  ------------  -------------   ------------
OPERATING ACTIVITIES
Net income                                                             $  29.3       $  25.6       $  85.5          $  73.7
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provision for depreciation and amortization                         35.7          34.9         107.3            105.6
      Deferred income taxes                                                7.3           7.9          21.9             20.8
Other, including working capital                                         (20.5)        (10.3)        (57.8)           (22.6)
                                                                    -------------  ------------  -------------   ------------
   Net cash provided by operating activities                              51.8          58.1         156.9            177.5

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                                     (83.1)        (98.4)       (274.9)          (298.2)
     Tank storage terminals and pipelines                                (16.7)        (16.7)        (32.8)           (43.0)
Investments in affiliated companies                                      (11.3)          -           (37.9)             -
                                                                    -------------  ------------  -------------   ------------
     Capital additions                                                  (111.1)       (115.1)       (345.6)          (341.2)
Proceeds from other asset sales                                          199.8         215.3         249.0            230.5
                                                                    -------------  ------------  -------------   ------------
   Net cash provided by (used in) investing activities                    88.7         100.2         (96.6)          (110.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                   -            36.0         120.0             36.0
Repayment of long-term debt and other                                    (24.9)        (25.2)       (126.6)           (52.2)
Net (decrease) increase in short-term debt                               (74.3)       (157.1)         95.4              2.0
Other receipts (advances)                                                 36.0           -            (7.9)             -
Repayment of capital lease obligations                                     -            (3.1)         (5.8)            (8.4)
Cash dividends paid to GATX Corporation                                  (13.1)        (13.4)        (37.8)           (38.2)
Net increase (decrease) in amount due from GATX
   Corporation                                                             6.2           6.5         (20.3)              .3
                                                                    -------------  ------------  -------------   ------------
   Net cash provided by (used in) financing activities                    70.1        (156.3)         17.0            (60.5)
                                                                    -------------  ------------  -------------   ------------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                         $   70.4     $     2.0      $   77.3         $    6.3
                                                                    =============  ============  =============   ============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30                     SEPTEMBER 30
                                                           ---------------------------------- -----------------------------
                                                               1999            1998              1999             1998
                                                           -------------    ------------      ------------    -------------
Net income                                                   $  29.3          $  25.6           $ 85.5          $  73.7

     Other comprehensive income (loss), net of tax:

        Foreign currency translation adjustment                  4.3             (6.1)             6.5            (15.1)
                                                           -------------    ------------      ------------    -------------


COMPREHENSIVE INCOME                                         $  33.6          $  19.5           $ 92.0          $  58.6
                                                           =============    ============      ============    =============

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)

                                                      RAILCAR            TERMINALS
                                                    LEASING AND             AND
THREE MONTHS ENDED SEPTEMBER 30, 1999               MANAGEMENT           PIPELINES          OTHER            TOTAL
-------------------------------------             ----------------     --------------    -------------   --------------
PROFITABILITY
   Gross income                                     $    148.2           $    67.2       $     6.6        $  222.0
   Interest expense                                      (14.0)              (12.5)           (1.3)          (27.8)
   Depreciation and amortization                         (24.6)              (11.1)              -           (35.7)
   Income before taxes and share of
     affiliates' earnings                                 32.2                 4.7             4.9            41.8
   Share of affiliates' earnings                            .6                 3.6               -             4.2
   Net income                                             20.0                 6.0             3.3            29.3

CASH FLOW
   Net cash provided by operating activities              20.1                22.7             9.0            51.8
   Capital additions                                      94.4                16.7               -           111.1

FINANCIAL POSITION
   Identifiable assets                                 1,670.0               992.1           418.6         3,080.7


THREE MONTHS ENDED SEPTEMBER 30, 1998
PROFITABILITY
   Gross income                                     $    134.3           $    74.0        $    6.7         $ 215.0
   Interest expense                                      (14.6)              (13.6)           (1.2)          (29.4)
   Depreciation and amortization                         (23.9)              (11.0)              -           (34.9)
   Income before taxes and
     share of affiliates' earnings                        27.2                 4.6             5.2            37.0
   Share of affiliates' earnings                            .7                 2.8               -             3.5
   Net income                                             17.0                 5.2             3.4            25.6

CASH FLOW
   Net cash provided by operating
     activities                                           35.5                11.8            10.8            58.1
   Capital additions                                      98.4                16.7               -           115.1

FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                                 1,539.9               958.4           398.8         2,897.1

          GENERAL AMERICAN TRANSPORTATION CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)

                                                      RAILCAR            TERMINALS
                                                    LEASING AND             AND
NINE MONTHS ENDED SEPTEMBER 30, 1999                MANAGEMENT           PIPELINES          OTHER            TOTAL
------------------------------------              ----------------     --------------    ------------     -------------
PROFITABILITY
   Gross income                                      $    426.9         $    205.5        $   19.6         $   652.0
   Interest expense                                       (39.5)             (37.9)           (3.9)            (81.3)
   Depreciation and amortization                          (73.9)             (33.4)              -            (107.3)
   Income before taxes and share of
      affiliates' earnings                                 86.2               18.3            15.2             119.7
   Share of affiliates' earnings                            2.3               11.3               -              13.6
   Net income                                              55.0               20.6             9.9              85.5

CASH FLOW
   Net cash provided by operating activities              107.5               32.1            17.3             156.9
   Capital additions                                      297.9               47.7               -             345.6

FINANCIAL POSITION
   Identifiable assets                                  1,670.0              992.1           418.6           3,080.7


NINE MONTHS ENDED SEPTEMBER 30, 1998
PROFITABILITY
   Gross income                                      $    396.4         $    215.4       $    20.6         $   632.4
   Interest expense                                       (41.3)             (40.8)           (4.5)            (86.6)
   Depreciation and amortization                          (72.4)             (33.2)              -            (105.6)
   Income before taxes and
      share of affiliates' earnings                        78.2                8.6            15.6             102.4
   Share of affiliates' earnings                            1.8                9.3               -              11.1
   Net income                                              49.7               13.8            10.2              73.7

CASH FLOW
   Net cash provided by operating
      activities                                          120.6               35.5            21.4             177.5
   Capital additions                                      298.2               43.0               -             341.2

FINANCIAL POSITION AT DECEMBER 31, 1998
   Identifiable assets                                  1,539.9              958.4           398.8           2,897.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 1999
                          TO FIRST NINE MONTHS OF 1998

General American Transportation Corporation's (GATC) net income for the first nine months of 1999 was $85.5 million compared to $73.7 million for the first nine months of 1998. Gross income of $652.0 million increased by $19.6 million from the prior year, while net income was $11.8 million higher. General American benefited from more railcars on lease and a gain from the sale of 1,700 non-strategic grain cars. Improved market conditions and an increase in contribution from affiliates increased results at Terminals. Partially offsetting this increase was nonrecurring 1998 revenue at Terminals related to sold and closed facilities.

Net cash provided by operating activities for the first nine months of 1999 was $156.9 million, a $20.6 million decrease from last year's period, due to the timing of working capital requirements.

Capital additions for the first nine months of 1999 totaled $345.6 million were comparable to the prior year period. General American invested $297.9 million, comparable to the nine-month period of 1998, in its railcar fleet, facilities, and international affiliates. Terminals' investment of $47.7 million increased $4.7 million over the prior year primarily due to investments in joint ventures. Full year capital additions are expected to be approximately $425 million. These projections may change significantly depending on market conditions and opportunities to acquire desirable railcar fleets . Internally generated cash flow and GATC's external recourse and nonrecourse financing sources will fund capital additions.

GATC had unused committed lines of credit of $204.9 million at September 30, 1999. GATC issued $120 million of 10-year term notes during the first nine months of 1999. Additional financing needs were met by cash flow from operations and short-term debt. GATC has a $650 million shelf registration for pass-through certificates and debt securities of which $220 million of notes and $106 million of pass-through certificates have been issued through September 30, 1999. Other advances/receipts in the statement of cash flows represents funds contractually reimbursable from insurers placed in escrow pending final settlement of claims.

In September 1999, GATC completed a sale-leaseback of $143 million of railcars. The lease obligations for this transaction are nonrecourse in nature in that they rely on the underlying cash flows of the railcars.

YEAR 2000 READINESS DISCLOSURE
GATC continues to address what is commonly referred to as the Year 2000 problem. Efforts have been underway for about two years in both modifying and replacing in-house developed software as well as upgrading vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. At this juncture, GATC has substantially completed the major remediation projects and systems replacements of its critical systems which were believed to have Year 2000 problems. Additionally, other less critical information systems have been reviewed and corrective action taken where indicated.

GATC also has reviewed its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is largely completed where there was indicated need.

GATC has inquired of both customers and vendors where the company's information systems interface directly with third parties to ensure that the interfaces and the third party systems are or will be Year 2000 compliant. Where considered appropriate, the company has worked directly with such third parties to test or remediate such systems. The company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, GATC has been inquiring of key vendors in an effort to establish the ability of the provider to deliver product or services on a timely basis in the year 2000.

GATC believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or were not completed timely, the Year 2000 issue could have a significant impact on the operations of the company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of its Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the company's efforts have not addressed all potential systems problems, contingency plans are being developed to enable business operations to continue. The total Year 2000 project cost is estimated to not exceed $7 million. These costs have not and are not expected to have a material adverse impact on the company's financial position, results of operations or cash flows.

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

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although GATC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GATC such as the petroleum, chemical and rail industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GATC's business segments:

RAILCAR LEASING AND MANAGEMENT (GENERAL AMERICAN)
--------------------------------------------------------------------------------
General American's gross income for the first nine months of 1999 increased 7.6% from the comparable prior year period due to a larger active fleet, higher average rental rates and a pre-tax gain from the sale of 1,700 non-strategic grain cars. Approximately 82,000 tank and freight cars were on lease throughout North America at September 30, 1999, compared to 81,000 railcars a year ago. With a total North American fleet of 86,600 railcars, utilization at the end of the period was 95%, down from 96% in the prior year period. Rail congestion problems and strong car demand in the chemical markets contributed to historically high utilization rates in 1998.

Net income increased $5.3 million from the prior year period to $55.0 million. Results for the period include several unusual events including the gain related to the grain car sale as well as incremental increases in operating expenses. Net of these items, net income increased 4.4% from the prior year primarily due to the larger fleet. Fleet repair costs and asset ownership costs (depreciation, interest, and lease expenses) as a percentage of revenue were in line with the prior year. SG&A costs were slightly higher than the prior year period.

TERMINALS AND PIPELINES (TERMINALS)
--------------------------------------------------------------------------------
Terminals' gross income of $205.5 million decreased $9.9 million from the prior year period. Comparisons between periods are affected by locations sold or closed after the first quarter of 1998. Gross income from ongoing operations increased 9.2% over the prior year. Terminals benefited in 1999 from an increased demand for services, an improved marketing environment, and a nonrecurring gain on the sale of rights it owned along the Central Florida Pipeline that will be used to increase fiber optic capacity. Throughput of petroleum and chemical products was 398 million barrels for ongoing operations during the first nine months of 1999, up slightly from 394 million barrels for the same period last year. Capacity utilization of 95% at the end of the third quarter was slightly higher than the prior year period.

On June 10, 1999, a pipeline rupture and explosion occurred on the pipeline owned by Olympic Pipeline Company (Olympic) killing three people and causing property damage as well as damage to the environment. Several complaints for wrongful death have been filed against Olympic as a result of the fatalities. The cause of the incident is being investigated by a number of state and federal agencies. Terminals owns 25.1% of the common shares of Olympic. Management is presently unable to determine the ultimate impact, if any, of this incident on GATC.

As part of its 1997 strategic realignment, Terminals divested certain domestic and foreign terminal locations in the first quarter of 1999 and has closed others. Also in the first quarter of 1999, Terminals invested in a joint venture distillate blending and distribution business, which positively contributed to share of affiliates' earnings in the period.

Terminals' net income of $20.6 million was $6.8 million higher than last year primarily due to increased revenues and benefits from the 1997 strategic realignment and an increase in the contribution from share of affiliates' earnings.

OTHER
--------------------------------------------------------------------------------
All financing activities considered non-operational to General American have been isolated in the Other segment. Net income of $9.9 million is comparable to the prior year period.

                        COMPARISON OF THIRD QUARTER 1999
                              TO THIRD QUARTER 1998

For the third quarter of 1999 net income was $29.3 million as compared to $25.6 million for the third quarter of 1998.

Increases and decreases in gross income and net income between third quarter 1999 and third quarter 1998 for all segments were principally due to the same reasons as discussed previously in relation to the nine-month period.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         General American Transportation Corporation ("GATC") and GATX Terminals Corporation ("Terminals"), each a subsidiary of GATX Corporation, together with three other defendants have entered into a preliminary settlement agreement with the Plaintiffs Management Committee with respect to the matter of in re New Orleans Train Car Leakage Fire Litigation (No. 87-16374), Civil District for the Parish of Orleans, a class action lawsuit arising out of a September 1987 tank car fire in the City of New Orleans. The Preliminary Settlement Agreement sets forth the terms, conditions and provisions of a settlement of all actual and potential claims by members of the class against the compromising defendants, subject to preliminary approval by the trial court and final approval by the trial court following a fairness hearing as required by the Louisiana Code of Civil Procedure. A sixth defendant has entered into a separate preliminary settlement agreement.

         A trial of the claims of twenty of the plaintiffs (Phase I) had resulted in a jury verdict in September 1997 which awarded the twenty plaintiffs approximately $1.9 million in compensatory damages plus interest from the date of the accident. In addition, the jury had awarded punitive damages (Phase II) totaling $3.4 billion against five of the nine defendants, including $190 million as to Terminals. In July of 1999, a trial of the claims of a second group of twenty plaintiffs (Phase III) resulted in a jury verdict which awarded the second group of plaintiffs $344,300 in compensatory damages. It is anticipated that trials of the claims of additional groups of plaintiffs against those defendants who have not settled will be scheduled later this year.

         GATC believes that should the Preliminary Settlement Agreement be approved, the amounts required to be paid by it are not likely to be material to its consolidated financial position or results of operations. The incident resulted in no deaths or significant injuries, and only minor property damage, but did result in the overnight evacuation of a number of residents from the surrounding area. If the proposed settlement is not approved, GATC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GATC and its subsidiaries are engaged in various matters of litigation including, but not limited to, the matter described above, and have a number of unresolved claims pending, including proceedings under laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GATC and its subsidiaries in the discharge of such liability are not likely to be material to GATC's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  PAGE
                                                                           ----
(a)      12   Statement regarding computation of earnings to fixed
              charges.                                                      14

         27 Financial Data Schedule for GATC for the quarter ended September 30, 1999. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

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


                               GENERAL AMERICAN TRANSPORTATION
                                        CORPORATION
                                        (Registrant)


                                   /s/ Donald J. Schaffer
                               --------------------------------
                                      Donald J. Schaffer
                                    Vice President, Finance
                                  and Chief Financial Officer
                                   (Duly Authorized Officer)





Date:  November 8, 1999