Form 10-K
period 1999-12-31
GATX RAIL CORP
filed 2000-03-17
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


    |X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

    |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 2-54754

                              GATX Rail Corporation
         (formerly known as General American Transportation Corporation)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
                                              ---    ---
         Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 15, 2000.

         GATX Rail Corporation meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.

PART I

Item 1.  Business

GATX Rail Corporation ("GRC"), a wholly owned subsidiary of GATX Corporation ("GATX"), is engaged in the leasing and management of railroad tank cars and specialized freight cars, and through a wholly owned subsidiary ("GATX Terminals Corporation") owns and operates tank storage terminals, pipelines and related facilities.

Industry Segments

                                    GATX Rail

GATX Rail ("Rail"), formerly the railcar leasing and management segment, headquartered in Chicago, Illinois, is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 1999, its North American fleet consisted of approximately 87,800 railcars, comprised of 67,900 tank cars and 19,900 specialized freight cars, including conventional and Airslide(TM) covered hopper cars. In addition to 76,000 railcars in the United States, Rail has 9,200 railcars in its Canadian fleet and 2,600 railcars in its Mexican fleet. The utilization rate of Rail's North American railcar fleet as of December 31, 1999 was approximately 95%. Rail's railcars have a depreciable life of 20 to 33 years and an average age of approximately 16 years.

In addition to the North American fleet, Rail's investments in affiliated companies result in ownership interests in two European fleets. Rail owns a 46% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and an 18.8% interest in AAE Cargo, headquartered in Switzerland.

Rail's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 1999, approximately 47% of railcar leasing revenue was attributable to shipments of chemical products, 31% to food and other products, and 22% to petroleum products. Rail leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Rail typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. Rail purchases most of its new railcars from Trinity Industries, Inc., a Dallas-based metal products manufacturer. Under its full service leases, Rail maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Through its Internet website, Rail provides customers with timely analysis, performance statistics, and mechanical record information to enhance and maximize the utilization of their leased railcars. Rail also maintains a network of major service centers consisting of four domestic, four Canadian and one Mexican facility. To supplement the nine major service centers, Rail utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops.

The full-service railcar leasing industry is comprised of Rail, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. As of the end of 1999, Rail had 23% of the 266,000 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.
                             Terminals and Pipelines

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

For 1999, 49% of Terminals' revenue was derived from petroleum storage, 24% from chemical storage, and 27% from pipelines. Demand for Terminals' facilities depends in part upon demand for petroleum and chemical products and is also affected by refinery output, foreign imports, availability of other storage facilities, and the expansion of its customers into new geographical markets.

Terminals serves over 500 customers, including major oil and chemical companies as well as trading firms and larger independent refiners. No single customer accounts for more than 8% of Terminals' gross income.

Within the worldwide public petroleum and chemical terminaling industry, Koninkliijke Vopak ("Vopak") is the largest in terms of capacity followed by Terminals. During 1999, the merger of two Dutch companies, PAKHOED N.V. and Van Ommeren N.V formed Vopak. Additionally, smaller terminaling companies as well as oil and chemical companies that have significant storage capacity compete with Terminals in a number of markets. Terminals' pipelines compete with rail, trucks, and other pipelines for movement of liquid petroleum products. In early 2000, Terminals purchased Vopak's ownership interests in Gamatex N.V., located in Belgium, and in Tankstore Ltd., located in Singapore. The result gave Terminals 100% ownership in both Gamatex N.V. and Tankstore Ltd. In turn, Terminals sold to Vopak its 50% ownership interest in Tees Storage Company Ltd., a terminal facility in Middlesborough, England.

                                      Other

External and intercompany financing activities are included in the Other segment.

Customer Base

GRC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GRC as a whole.

Employees

GRC and its subsidiaries have approximately 2,200 active employees, of whom 40% are hourly employees covered by union contracts.

Item 2.  Properties

Information regarding the location and general character of certain properties of GRC is included in Item 1, Business, of this document. The major portion of Terminals' land is owned; the balance, including some of its dock facilities, is leased.

Item 3.  Legal Proceedings

GATX Rail Corporation ("GRC") and GATX Terminals Corporation ("Terminals"), each subsidiaries of GATX Corporation, are two of the nine defendants named in In re New Orleans Tank Car Leakage Fire Litigation, Civil Action No. 87-16374, Civil District Court for the Parish of Orleans, State of Louisiana (the "Tank Car Litigation"). The litigation arises from the September 1987 leak of butadiene from a tank car owned by GRC and the subsequent fire. The butadiene was loaded into the tank car at a facility owned and operated by Terminals. Discovery taken to date has shown the leak and fire did not cause any deaths or serious personal injuries, but did result in an approximate thirty-six hour evacuation of persons in the effected area.

The Tank Car Litigation was certified as a class action in 1993. A trial of the compensatory damage claim of twenty selected plaintiffs and of the punitive damage claims of the class was conducted in 1997. In September 1997, the jury awarded approximately $1,900,000 plus interest as compensatory damages to the twenty plaintiffs and $3.4 billion as punitive damages in favor of the class including $190,000,000 against Terminals. GRC is not liable for punitive damages. In July 1999, the Court conducted a trial on the compensatory claims of an additional twenty plaintiffs; the jury awarded a total of $344,300 in compensatory damages.

In October 1999, GRC, Terminals, three other defendants and the Plaintiffs' Management Committee acting on behalf of the Class executed a settlement agreement (the "Preliminary Settlement Agreement") which provides for the release of any and all claims against the five defendants, including GRC or Terminals arising out of the tank car incident, including all of the claims asserted by the class. In November 1999, the Court gave preliminary approval to the settlement and directed that notice of the proposed settlement be given to all class members and other interested persons. The Court also ordered that a final hearing on the settlement will be conducted on March 22, 2000, (the "Fairness Hearing"). A sixth defendant has entered into a separate settlement agreement with the class.

At the Fairness Hearing, the Court will consider objections to the settlement and determine whether the settlement is fair, adequate and reasonable to the class. Should the settlement be approved, the Tank Car Litigation will be dismissed with prejudice as to GRC, Terminals and the settling defendants; GRC and Terminals will be released of any and all claims arising out of or relating to the tank car incident including all claims of the class and of the class members for compensatory and punitive damages; and GRC and Terminals will be indemnified with respect to all such claims.

GRC and Terminals believe that should the Preliminary Settlement Agreement be approved, the amounts required to be paid by GRC and Terminals in connection therewith would not be material to the GRC and Terminals' consolidated financial position or results of operations. In the event the proposed settlement is not approved, GRC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GRC and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

Not required.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters

GATX Corporation owns all of the outstanding common stock of GRC.

Item 6.  Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GROSS INCOME for 1999 of $891 million exceeded 1998's gross income of $873 million by 2.0%.

Rail's gross income of $571 million increased 6.7% over the prior year period primarily due to a larger active North American fleet, a slight increase in rental rates, and a gain from the sale of 1,700 grain cars that did not provide an acceptable level of long-term economic value. Rail added 5,400 railcars during 1999 and at year end had 83,300 railcars on lease in North America. Utilization ended the year at 95% on a total fleet of 87,800 railcars, which was comparable to utilization at the end of 1998. The railcar leasing market has become more competitive due to lower demand. Rail congestion problems resulted in strong car demand in the chemical markets and contributed to the historically high demand in the prior year. Although Rail anticipates continuing to invest aggressively in railcars in 2000, the total investment will be reflective of market conditions.

Terminals' gross income of $294 million decreased $17 million from the prior year period. Comparisons between periods are affected by terminal locations sold or closed that were part of the 1997 strategic realignment plan. As part of this plan, Terminals divested three domestic terminals and six foreign terminals in 1999. Additionally in 1999, one other domestic and one United Kingdom terminal were closed. Gross income from continuing operations increased 7.7% over the prior year period. Terminals benefited from generally strong markets in 1999, which resulted in an increase in volume and average pricing. Throughput and capacity utilization improved to 537 million barrels and 95% in 1999 compared to 531 million barrels and 94% in 1998.

Intercompany interest income in the Other segment of $26 million for 1999 was comparable to the prior year period. This interest income was generated from intercompany loans to GATX.

Share of Affiliates' Earnings of $25 million grew 6.8% over 1998. Rail's share of earnings of its two European affiliates was $4 million in 1999 compared to $3 million in 1998. Rail invested an additional $28 million in these affiliates' freight and tank car fleets in 1999. Terminals' share of affiliates' earnings of $21 million increased slightly from the prior year. Terminals' Asian joint ventures improved significantly over the prior year period due to the improvement in the Asian economy. This was offset by lower results at Olympic Pipeline Company ("Olympic"). On June 10, 1999, a rupture and explosion occurred on the pipeline owned by Olympic, causing three fatalities and property damage as well as damage to the environment. The cause of the incident is being investigated by a number of state and federal agencies. Terminals owns 25.1% of the common shares of Olympic. Management is presently unable to determine the impact, if any, of this incident on GRC.

COSTS AND EXPENSES: Ownership costs in 1999 increased 4.1% over 1998. Rail's asset ownership costs increased 7.9% over last year primarily due to an increase in operating lease expense. Depreciation and interest did not change appreciably from last year due to Rail's continued use of sale-leaseback financing. In 1999, $143 million of new railcars were sold and leased back and the resultant cost is included in operating lease expense. Ownership costs at Terminals decreased $4 million in 1999 primarily due to lower operating lease expense.

Operating expenses of $257 million decreased $20 million from 1998 due to the sale and closure of several Terminal locations. At Rail, repair costs as a percentage of revenues decreased from 1998 as a result of lower material costs and fewer labor hours incurred.

Selling, general and administrative expenses were $82 million and $80 million for 1999 and 1998, respectively. Terminals' lower expenses were offset by higher expenses at Rail to support business development and information systems initiatives.

Income taxes of $71 million in 1999 represent an effective tax rate of 38.7%, comparable with 1998's rate of 38.3%.

Net income of $112 million increased $12 million or 12% from 1998. Record net income at Rail of $73 million increased $6 million from the prior year period, reflecting higher revenues, including the gain related to the grain car sale, partially offset by higher selling, general and administrative costs. Terminals' net income of $26 million for 1999 increased $6 million from 1998 primarily due to stronger market conditions and the impact of nonrecurring items, including a gain on the sale of rights along the Central Florida Pipeline and discontinued locations.

BALANCE SHEET assets of $3.1 billion increased $224 million from 1998. Additionally, Rail utilizes railcars which are financed through off-balance sheet operating leases and, therefore, are not included on the balance sheet. Operating lease assets and facilities of $2.1 billion increased by $79 million from 1998. Capital additions, excluding investments in affiliated companies, were $52 million lower in 1999 primarily due to fewer railcar additions. Investments in affiliated companies increased $75 million; approximately $43 million was invested in joint ventures and $25 million of equity income was recognized. Total debt increased by $154 million in 1999 primarily due to the increase in short-term debt.

GRC generates significant cash from its operating activities which is used to service debt, pay dividends, and fund capital additions. Most of the capital requirements are considered discretionary and represent additions to the railcar fleet, joint ventures, and terminal and pipeline facilities. As a result, the level of capital spending and investments can be adjusted as conditions in the economy or GRC's businesses warrant. However, the nondiscretionary level of Terminals' capital program continues to be significant due to environmental and regulatory requirements of the terminaling business.

CASH PROVIDED BY OPERATING ACTIVITES generated $208 million of cash flow in 1999, a $64 million decrease from 1998. Changes in other include the settlement of litigation subject to final court approval.

CAPITAL ADDITIONS totaled $447 million, a decrease of $9 million from 1998. Rail's capital additions in 1999 were $387 million, including $344 million to acquire 5,400 railcars throughout North America. Rail also acquired additional interests in both of its European rail joint ventures. In 1998, Rail's additions were $385 million, including $366 million for railcars. Terminals' expenditures in 1999 were $60 million, a $10 million decrease from the prior year. This decrease is primarily due to the timing of various terminal improvement projects, partially offset by a $15 million investment in a distillate and distribution affiliate.

PROCEEDS FROM OTHER ASSET SALES of $251 million in 1999 included the receipt of $143 million from the sale-leaseback of railcars at Rail. Additional asset sales activity included Rail's sale of 1,700 grain cars and Terminals' sale of its United Kingdom and Port Everglades terminals. In 1998, Rail sold and leased back $208 million of railcars and Terminals sold its Vancouver terminal.

CASH PROVIDED BY FINANCING ACTIVITIES was $19 million in 1999 compared to $48 million of cash used in financing activities in 1998. GRC finances its capital additions through cash generated from operating activities, debt financings, and sale-leasebacks. During 1999, $145 million of long-term debt was issued and $124 million was repaid.

LIQUIDITY AND CAPITAL RESOURCES: GRC has a $350 million revolving credit facility which expires in 2003. GRC also has a commercial paper program and uncommitted money market lines, which are used to fund operating needs. Under the covenants of the commercial paper program and rating agency guidelines, GRC must keep unused revolving credit capacity at least equal to the amount of commercial paper outstanding. At December 31, 1999, GRC had $133 million of commercial paper outstanding, resulting in $217 million of the credit facility remaining available.

GRC has a $650 million shelf registration for pass through trust certificates and debt securities of which $220 million of notes and $106 million of pass through certificates have been issued at year end. At year end, GRC had $208 million of commitments to acquire assets, principally railcars, all of which is scheduled to fund in 2000.

At December 31, 1999, approximately $203 million of subsidiary net assets were restricted, which limits the ability of GRC to transfer assets to the parent company, GATX, in the form of loans, advances or dividends. The majority of net asset restrictions relate to GRC's revolving credit agreement.

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS: GRC, like most other companies, is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GRC, pursuant to preestablished and preauthorized policies, enters into certain derivative transactions, predominantly interest rate swaps. These interest rate swaps and other derivative instruments are entered into for hedging purposes only; GRC does not hold or issue derivative financial instruments for speculative purposes.

GRC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. Based on GRC's variable rate debt at December 31, 1999, if market rates were to increase by 10% of GRC's weighted average floating rate, after-tax interest expense would increase by approximately $2 million in 2000.

Changes in certain currency exchange rates would affect GRC's reported earnings. Based on 1999 reported earnings, a uniform and hypothetical 10% strengthening in the U.S. dollar versus those foreign currencies would decrease after-tax income in 2000 by approximately $3 million.

The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting changes. Offsetting effects are present, for example, to the extent that floating rate debt is associated with floating rate assets.

ENVIRONMENTAL MATTERS: Certain operations of GRC and its subsidiaries (collectively "GRC") present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GRC is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GRC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GRC's foreign operations are subject to environmental laws in effect in each respective jurisdiction.

GRC's policy is to monitor and actively address environmental concerns in a responsible manner. GRC has received notices from the U.S. Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") for study and clean-up costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund"). Under these Acts and comparable state laws, GRC may be required to share in the cost to clean-up various contaminated sites identified by the EPA and other agencies. GRC has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GRC is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in clean-up or restoration efforts by others, GRC's total clean-up costs at these sites cannot be predicted with certainty; however, GRC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GRC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GRC has provided indemnities for environmental issues to the buyers of two divested companies and a number of divested terminals facilities for which GRC believes it has adequate reserves.

GRC's environmental reserve at the end of 1999 was $72 million and reflects GRC's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $12 million in both 1999 and 1998. Expenditures charged to the reserve amounted to $8 million and $9 million in 1999 and 1998, respectively.

In 1999, GRC made capital expenditures of $8 million for environmental and regulatory compliance compared to $5 million in 1998. These projects included marine vapor recovery systems, discharge prevention compliance, waste water systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems. Environmental projects authorized or planned would require capital expenditures of approximately $11 million in 2000. GRC anticipates it will make annual expenditures at approximately the same level over each of the next three years.

YEAR 2000 READINESS DISCLOSURE: GRC's program to resolve the Year 2000 issue on a timely basis was successful. All affected systems were remediated or replaced as planned. There were no significant interruptions to customer service and there was no significant disruption to internal systems as a result of the year 2000 changeover. The total Year 2000 cost was approximately $5 million, with approximately $2 million expensed in 1999. GRC will continue to monitor its significant computer systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS: Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GRC such as the petroleum, chemical, and rail industries.

1998 RESULTS OF OPERATIONS COMPARED TO 1997

OVERVIEW: The comparison of 1998 to 1997 results is heavily influenced by the $124 million after-tax restructuring charge taken in 1997.

GROSS INCOME for 1998 of $873 million exceeded 1997 gross income of $836 million by 4%.

Rail's gross income of $535 million increased 8% from 1997, with approximately 4,000 more railcars on lease throughout North America. Average rental rates in 1998 were also slightly higher. At year end 1998, there were 81,600 railcars on lease, representing 95% utilization of the total North American fleet of 85,700 cars.
Utilization at the end of 1997 was almost 96%, with 77,700 cars on lease.

Terminals' gross income of $311 million decreased $2 million from 1997, primarily due to the sale of the Norco, Louisiana, facility in 1997. For both petroleum and chemical customers, demand at Terminals' U.S. facilities was stronger in 1998 which resulted in improved revenues. Petroleum pricing in the futures market provided incentive to store product, while a favorable U.S. economy kept demand for chemical storage at a relatively high level.

During 1997, Terminals identified certain nonstrategic locations and recorded a $124 million after-tax charge for the sale or closure of those and other impaired facilities. On a continuing basis, throughput and capacity utilization were 531 million barrels and 94% in 1998 compared to 527 million barrels and 92% in 1997.

Intercompany interest income in the Other segment of $27 million for 1998 was $2 million lower than the prior year. This interest income was generated from intercompany loans to GATX.

Share of Affiliates' Earnings of $24 million in 1998 increased 10% from 1997. Rail's share of its two European affiliates' earnings was $3 million in 1998 compared to $1 million in 1997. The majority of the increase was attributable to a full year of affiliate earnings from KVG, a German-based railcar joint venture acquired by Rail in 1997. Terminals' joint ventures, which primarily serve the European and Asian markets, contributed $21 million in affiliate earnings in 1998. Results in 1998 were hampered by unfavorable foreign exchange of approximately $1 million compared to 1997, but overall were comparable to 1997.

EARNINGS in 1998 of approximately $100 million increased $17 million from 1997's operating income earnings before restructuring. Based on the strength of its growing revenue base, Rail's net income increased 7% to $67 million in 1998. Terminals' net income of $20 million for 1998 increased significantly from 1997's operating earnings of $8 million (before restructuring charges), based primarily on improving market conditions and benefits from the restructuring. Net income in the Other segment increased $2 million in 1998, primarily due to lower interest expense.

COSTS AND EXPENSES: Ownership costs of $354 million decreased $7 million from 1997. Depreciation and amortization decreased 9.4% in 1998. Terminals' depreciation was $14 million lower in1998, in large part due to the asset write-downs taken as part of the 1997 restructuring. Rail's depreciation and amortization expense was comparable to 1997. Interest expense decreased 4.7% in 1998. Terminals' interest expense was $4 million lower primarily due to using asset sale proceeds to pay down debt. Though Rail's fleet grew substantially, interest expense did not change appreciably from 1997, primarily because of Rail's continued use of sale-leaseback financing. In 1998, $208 million of railcars were sold and leased back, and the resultant cost is included in operating lease expense. Interest expense in the Other segment decreased by $4 million reflecting both lower debt levels and favorable rates.

Operating expenses increased $9 million in 1998. Rail's operating expenses increase was primarily related to repairs supporting the growing railcar fleet. Terminals' operating expenses were lower in 1998 primarily due to the 1997 sale of the Norco, Louisiana facility.

Selling, general and administrative expenses of $80 million increased $4 million from 1997 due to increased expenditures for employee costs, information systems, and new business development, partially offset by cost control benefits.

Income taxes of $62 million in 1998 represent an effective tax rate of 38.3% comparable to the 1997 effective tax rate of 37.1% (before restructuring charges).

Item 7a.  Quantitative and Qualitative Disclosures About Market Risks

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

Item 13.  Certain Relationships and Related Transactions

Not required.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.



(a)               1.          Financial Statements

                              The Consolidated Financial Statements of GATX Rail
                              Corporation and its subsidiaries which are
                              required in Item 8 are listed below:
                                                                                                                     Page
                                                                                                                   ----------
                              Consolidated Statements of Operations - Years Ended December 31,
                                1999, 1998  and 1997                                                                  16
                              Consolidated Balance Sheets - December 31, 1999 and 1998                                17
                              Consolidated Statements of Cash Flows - Years Ended December 31,
                                1999, 1998 and 1997                                                                   18
                              Consolidated Statements of Changes in Shareholder's Equity -
                                December 31, 1999, 1998 and 1997                                                      19
                              Notes to Consolidated Financial Statements                                              20

                  2.          Financial Statement Schedule:

                              Schedule II Valuation and Qualifying Accounts                                           37

                              All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b)                           No report on Form 8-K was filed during the reporting period.

(c)                           Exhibit Index

   Exhibit
   Number                                                  Exhibit Description                                       Page
--------------                ------------------------------------------------------------------------------       ----------
3A.                           Certificate of Incorporation of GATX Rail
                              Corporation, incorporated by reference to the GATX
                              Rail Corporation Annual Report on Form 10-K for
                              the fiscal year ended December 31, 1991, file
                              number 2-54754.

3B. By-Laws of GATX Rail Corporation, as amended and restated as of June 15, 1994, incorporated by reference to the GATX Rail Corporation Annual
                              Report on Form 10-K for the fiscal year ended
                              December 31, 1994, file number 2-54754.




   Exhibit
   Number                                                  Exhibit Description                                       Page
--------------                ------------------------------------------------------------------------------       ----------
    4A.                       Indenture dated October 1, 1987, incorporated by reference to Exhibit 4.1 to the GATX Rail Corporation Registration Statement on Form S-3 filed
                              October 8, 1987, file number 33-17692; Indenture Supplement dated May 15,
                              1988, incorporated by reference to the GATX Rail Quarterly Report on Form
                              10-Q for the quarter ended June 30, 1988, file number 2-54754.  Second
                              Supplemental Indenture dated as of March 15, 1990, incorporated by reference to GATX Rail Corporation Quarterly Report on Form 10-Q for the quarter ended
                              March 30, 1990, file number 2-54754.  Third Supplemental Indenture dated as of June 15, 1990, incorporated by reference to GATX Rail Corporation
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, file number 2-54754. Fourth Supplemental Indenture dated as of  January 15, 1996 filed with the SEC on Current Report on Form 8-K on January 26, 1996, file number 2-54754.

    4B.                       GATX Rail Corporation Notices 5 and 6 dated March 28, 1988 and April 12, 1988 defining the rights of holders of GATX Rail's Medium-Term Notes Series A issued during that period, incorporated by reference to the GATX Rail
                              Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 2-54754.

    4C.                       GATX Rail Corporation Notice 1 dated October 17, 1988 and Notices 4 through
                              6 dated from November 7, 1988 through March 3, 1989 defining the rights of holders of GATX Rail Corporation's Medium-Term Notes Series B issued during those periods, Notices 1 through 3 incorporated by reference to the GATX
                              Rail Corporation Quarterly Report on Form 10-Q for the quarter ended
                              September 30, 1988, and Notices 4 through 6 incorporated by reference to the
                              GATX Rail Corporation Annual Report on Form 10-K for the fiscal year ended
                              December 31, 1988, file number 2-54754.

    4D.                       GATX Rail Corporation Notices 3 through 5 dated from April 4, 1989 through
                              May 16, 1989, Notice 7 dated June 19, 1989 and Notice 12 dated July 21, 1989 defining the rights of the holders of GATX Rail Corporation's Medium-Term
                              Notes Series C issued during those periods.  Notices 3 through 5 and Notice
                              7 is incorporated by reference to the GATX Rail Corporation Quarterly
                              Reports on Form 10-Q for the quarter ended June 30, 1989 and Notice 12 incorporated by reference to the GATX Rail Corporation Quarterly Report on
                              Form 10-Q for the quarter ended September 30, 1989, file number 2-54754.

    4E.                       GATX Rail Corporation Notice 1 dated February 27, 1992, and Notices 7 and
                              10 dated May 18, 1993 and May 25, 1993 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes Series D issued during those periods.  Notice 1 is incorporated by reference to the GATX Rail
                              Corporation Quarterly Report on Form 10-Q for the quarter ended March 31,
                              1992, Notices 7 and 10 are incorporated by reference to the GATX Rail
                              Corporation Quarterly Report on Form 10-Q for the quarter ending June 30,
                              1993, file number 2-54754.


   Exhibit
   Number                                                  Exhibit Description                                       Page
--------------                ------------------------------------------------------------------------------       ----------
    4F.                       GATX Rail Corporation Notices 1 and 2 dated June 8, 1994 and Notices 3 dated
                              June 17, 1994, and Notices 7 through 11 dated July 18, 1994, defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes Series E
                              issued during those periods.  Notices 1 through 3 are incorporated by reference to the GATX Rail Corporation Quarterly Report on Form 10-Q for the
                              quarter ended June 30, 1994, and Notices 7 through 11 are incorporated herein by reference to the Form 424(b)(5) dated July 18, 1994, file number
                              2-54754.

    4G.                       GATX Rail Corporation Notices 12 through 14 dated February 24, 1995, Notices
                              15 through 20 dated May 11, 1995, amended May 24, 1995, and Notices 21 through 30 dated from November 8, 1995 through November 13, 1995 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes
                              Series E issued during those periods.  Notices 12 through 14 are incorporated by reference to the Form 424(b)(5) dated February 24, 1995,
                              Notices 15 through 20 are incorporated by reference to the Form 424(b)(5)
                              dated May 11, 1995, and Notices 21 through 30 are incorporated by reference to the Form 424(b)(5) dated from November 8, 1995 through November 13, 1995, file number 2-54754.

    4H.                       Form of 8-5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file number 2-54754.

    4I.                       Form of 6 3/4% Note due March 1, 2006 filed with the SEC on Current Report on
                              Form 8-K on March 4, 1996, file number 2-54754.

    10A.                      $350,000,000 Credit Agreement dated as of May 14, 1998 among GATX Rail
                              Corporation, the banks listed therein, The First National Bank of Chicago as
                              Administrative Agent and Morgan Guaranty Trust Company of New York as
                              Documentation Agent, incorporated by reference to GATX Rail Corporation's
                              Quarterly Report on Form
                              10-Q for the period ended June 30, 1998, file number 2-54754.

    10B.                      Form of 6 3/4% Note due March 1, 2006 filed in connection with and incorporated by reference into, the Registration Statement on Form S-3
                              (File No. 33-64697) of GATX Rail Corporation, declared effective on
                              December 7, 1995. Submitted to the SEC on GATX Rail Corporation's
                              Quarterly Report on Form 10-Q for the period ended March 31, 1999, file number 2-54754.

    12.                       Statement regarding computation of ratios of earnings to fixed charges.                 38

    23.                       Consent of Independent Auditors.                                                        39

    27.1                      Financial Data Schedule for GATX Rail Corporation for the fiscal year ended
                              December 31, 1999, file number 2-54754.  Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

    27.2                      Restated Financial Data Schedule for GATX Rail Corporation for the year to date periods ended March 31, 1999, June 30, 1999, September 30, 1999 and
                              December 31, 1997

    27.3                      Restated Financial Data Schedule for  GATX Rail Corporation for the year to date periods ended March 31, 1998, June 30, 1998, September 30, 1998 and
                              December 30, 1998.

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

                                        GATX RAIL CORPORATION
                                             (Registrant)



                                          /s/ D. Ward Fuller
                          ------------------------------------------------------
                                             D. Ward Fuller
                                   President, Chief Executive Officer
                                              and Director
                                             March 17, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




      /s/ D. Ward Fuller                           /s/ Brian A. Kenney
----------------------------------          -----------------------------------
          D. Ward Fuller                               Brian A. Kenney
President, Chief Executive Officer                        Director
           and Director                                March 17, 2000
          March 17, 2000



      /s/ Donald J. Schaffer                       /s/ David B. Anderson
----------------------------------          -----------------------------------
          Donald J. Schaffer                           David B. Anderson
     Vice President, Finance and                            Director
       Chief Financial Officer                           March 17, 2000
           March 17, 2000



      /s/ Deborah A. House
----------------------------------
          Deborah A. House
             Controller
           March 17, 2000

REPORT OF INDEPENDENT AUDITORS




Board of Directors
GATX Rail Corporation


We have audited the consolidated financial statements and related schedule of GATX Rail Corporation (a wholly owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Rail Corporation and subsidiaries for the year ended December 31, 1999. These financial statements and related schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Rail Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               ERNST & YOUNG LLP




January 25, 2000
Chicago, Illinois

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                          -----------------------------------------------
                                                                              1999             1998             1997
                                                                          -------------     ------------    -------------
GROSS INCOME
 Lease and financing services                                                  567.1           532.3             493.0
 Distribution services                                                         272.6           290.4             292.8
 Other income                                                                   26.4            27.2              28.9
                                                                          -------------     ------------    -------------
 REVENUES                                                                      866.1           849.9             814.7
 Share of affiliates' earnings                                                  25.1            23.5              21.3
                                                                          -------------     ------------    -------------

TOTAL GROSS INCOME                                                             891.2           873.4             836.0

OWNERSHIP COSTS
 Depreciation and amortization                                                 142.6           138.3            152.7
 Interest                                                                      108.8           112.8            118.4
 Operating lease expense                                                       117.1           102.8             89.6
                                                                          -------------     ------------    -------------

TOTAL OWNERSHIP COSTS                                                          368.5           353.9            360.7

OTHER COSTS AND EXPENSES
 Operating expenses                                                            257.1           277.4            268.0
 Selling, general and administrative                                            82.4            80.2             76.1
 Provision for restructuring                                                     -                -             185.8
                                                                          -------------     ------------    -------------

INCOME (LOSS) BEFORE TAXES                                                     183.2           161.9            (54.6)

INCOME TAXES (BENEFIT)                                                          70.9            62.0            (13.4)
                                                                          -------------     ------------    -------------

NET INCOME (LOSS)                                                           $  112.3         $  99.9         $  (41.2)
                                                                          =============     ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                                       DECEMBER 31
                                                                                             --------------------------------
                                                                                                1999                1998
                                                                                             ------------       -------------
ASSETS

CASH AND CASH EQUIVALENTS                                                                    $     52.3         $     21.2
TRADE RECEIVABLES - NET                                                                            82.2               59.8
OPERATING LEASE ASSETS AND FACILITIES
   Railcars and service facilities                                                              2,698.7            2,567.1
   Tank storage terminals and pipelines                                                         1,221.7            1,168.2
                                                                                             ------------       -------------
                                                                                                3,920.4            3,735.3
   Less - Allowance for depreciation                                                           (1,775.2)          (1,669.3)
                                                                                             ------------       -------------
                                                                                                2,145.2            2,066.0

DUE FROM GATX CORPORATION                                                                         418.5              389.1
INVESTMENTS IN AFFILIATED COMPANIES                                                               287.2              212.3
OTHER ASSETS                                                                                      135.3              148.7
                                                                                             ------------       -------------
                                                                                             $  3,120.7         $  2,897.1
                                                                                             ============       =============


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                                             $    164.3         $    146.7
ACCRUED EXPENSES                                                                                   60.2               49.6
DEBT
   Short-term debt                                                                                248.0              145.7
   Long-term debt:
     Recourse                                                                                   1,159.5            1,093.5
     Nonrecourse                                                                                   66.0               70.5
   Capital lease obligations                                                                       81.9               91.3
                                                                                             ------------       -------------
                                                                                                1,555.4            1,401.0

DEFERRED INCOME TAXES                                                                             360.9              347.9

OTHER DEFERRED ITEMS                                                                              223.7              249.0
                                                                                             ------------       -------------

   TOTAL LIABILITIES AND DEFERRED ITEMS                                                         2,364.5            2,194.2

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized, issued
     and outstanding (owned by GATX Corporation)                                                    -                  -
   Additional capital                                                                             335.0              335.0
   Reinvested earnings                                                                            447.0              400.1
   Accumulated other comprehensive loss                                                           (25.8)             (32.2)
                                                                                             ------------       -------------
   TOTAL SHAREHOLDER'S EQUITY                                                                     756.2              702.9
                                                                                             ------------       -------------
                                                                                             $  3,120.7         $  2,897.1
                                                                                             ============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)


                                                                                       YEAR ENDED DECEMBER 31
                                                                         ----------------------------------------------------
                                                                            1999                 1998               1997
                                                                         ------------         -----------       -------------
OPERATING ACTIVITIES
   Net income (loss)                                                      $  112.3             $   99.9          $  (41.2)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                       142.6                138.3             152.7
         Deferred income taxes                                                24.6                 47.3              30.9
         Provision for restructuring, net of tax                               -                    -               123.8
   Other, including working capital                                          (71.9)               (14.0)            (20.8)
                                                                         ------------         -----------       -------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                                                      207.6                271.5             245.4

INVESTING ACTIVITIES
   Additions to operating lease assets and facilities:
      Railcars and service facilities                                       (358.7)              (384.8)           (293.4)
      Tank storage terminals and pipelines                                   (45.3)               (70.9)            (61.7)
   Investments in affiliated companies                                       (42.8)                 -               (49.8)
                                                                         ------------         -----------       -------------
   Capital additions                                                        (446.8)              (455.7)           (404.9)
   Proceeds from asset sales                                                 251.1                239.1             224.6
                                                                         ------------         -----------       -------------

NET CASH USED IN INVESTING ACTIVITIES                                       (195.7)              (216.6)           (180.3)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                  145.0                136.0              40.5
   Repayment of long-term debt                                              (123.9)              (109.8)           (146.3)
   Net increase (decrease) in short-term debt                                102.3                (21.4)             68.7
   Repayment of capital lease obligations                                     (9.4)                (8.5)             (7.9)
   Cash dividends paid to GATX Corporation                                   (65.4)               (47.0)            (43.0)
   Net (increase) decrease in amount due from
      GATX Corporation                                                       (29.4)                 3.0              16.2
                                                                         ------------         -----------       -------------

NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                                       19.2                (47.7)            (71.8)
                                                                         ------------         -----------       -------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       $   31.1             $    7.2          $   (6.7)
                                                                         ============         ===========       =============


The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (IN MILLIONS)

                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                             COMMON           ADDITIONAL        REINVESTED          COMPREHENSIVE
                                             STOCK             CAPITAL           EARNINGS           INCOME (LOSS)           TOTAL
                                         ---------------    ---------------    --------------    --------------------     ----------
BALANCE, JANUARY 1, 1997                    $    -              $ 335.0            $ 431.4             $   7.9              $ 774.3

Comprehensive loss:
   Net loss                                                                          (41.2)                                   (41.2)
   Foreign currency translation loss                                                                     (25.4)               (25.4)
                                                                                                                          ----------
Comprehensive loss                                                                                                            (66.6)

Dividends declared                                                                   (43.0)                                   (43.0)
                                         -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                  $    -              $ 335.0            $ 347.2             $ (17.5)             $ 664.7

Comprehensive income:
   Net income                                                                         99.9                                     99.9
   Foreign currency translation loss                                                                     (14.7)               (14.7)
                                                                                                                          ----------
Comprehensive income                                                                                                           85.2

Dividends declared                                                                   (47.0)                                   (47.0)
                                         -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                  $    -              $ 335.0            $ 400.1             $ (32.2)             $ 702.9

Comprehensive income:
   Net income                                                                        112.3                                    112.3
   Foreign currency translation gain                                                                       6.4                  6.4
                                                                                                                          ----------
Comprehensive income                                                                                                          118.7

Dividends declared                                                                   (65.4)                                   (65.4)
                                         -------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                  $    -              $ 335.0            $ 447.0             $ (25.8)             $ 756.2
                                         ===========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

GATX Rail Corporation ("GRC") is a wholly owned subsidiary of GATX Corporation ("GATX"). Significant accounting policies of GRC and its consolidated subsidiaries are discussed below.

Consolidation: The consolidated financial statements include the accounts of GRC and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with pretax operating results shown as share of affiliates' earnings.

Cash Equivalents: GRC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Operating Lease Assets and Facilities: Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases and are computed by the straight-line method, which results in equal annual depreciation charges over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows:

            Railcars                                               20 - 33 years
            Buildings, leasehold improvements,
               storage tanks and pipelines                          5 - 40 years
            Machinery and related equipment                         3 - 20 years


Goodwill: GRC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is amortized on a straight-line basis over 40 years. GRC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business, and in that regard adjusted certain carrying amounts in 1997, as explained in Note O. Goodwill, net of accumulated amortization of $5.9 million and $5.1 million, was $25.3 million and $26.1 million as of December 31, 1999 and 1998, respectively. Amortization expense was $.8 million, $.9 million and $1.2 million for 1999, 1998 and 1997, respectively.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which GRC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $189.4 million at December 31, 1999.

Other Deferred Items: Other deferred items include the accrual for postretirement benefits other than pensions; environmental, general liability and workers' compensation reserves; and other deferred credits.

Off-Balance Sheet Financial Instruments: GRC uses off-balance sheet financial instruments such as interest rate and currency swaps, forwards and similar contracts to set interest and exchange rates on existing or anticipated transactions. Fair values of GRC's off-balance sheet financial instruments (futures, swaps, forwards, and purchase commitments) are based on current market prices, settlement values or fees currently charged to enter into similar agreements. The fair values of the hedge contracts are not recognized in the financial statements. Net amounts paid or received on such contracts are recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GRC's liability for environmental clean-up is both probable and a minimum estimate of associated costs can be made; adjustments to initial estimates are recorded as necessary.

Revenue Recognition: The majority of GRC's gross income is derived from the rentals of railcars and terminals and other services.

Foreign Currency Translation: The assets and liabilities of GRC operations located outside the United States are translated at exchange rates in effect at year end and income statements are translated at the average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income (loss). The cumulative foreign currency translation loss recorded in accumulated other comprehensive income (loss) was $(25.8) million and $(32.2) million at the end of 1999 and 1998, respectively.

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

New Accounting Pronouncements: The Financial Accounting Standards Board issued Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GRC utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows. GRC expects to adopt SFAS No. 133 effective January 1, 2001.

Reclassifications: Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE B - ACCOUNTING FOR LEASES

The following information pertains to GRC as a lessor:

Operating leases: Railcar and tankage assets included in operating lease assets and facilities are classified as operating leases.

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 1999 were (in millions):


                2000                                          $  572.7
                2001                                             441.3
                2002                                             331.6
                2003                                             216.8
                2004                                             131.0
                Years thereafter                                 378.2
                                                              ========
                                                              $2,071.6
                                                              ========


The following information pertains to GRC as a lessee:

Capital leases: GRC leases certain railcars under capital lease agreements. Operating lease assets and facilities includes cost and related allowances for depreciation of $150.0 million and $100.8 million, respectively, at December 31, 1999 and $151.1 million and $95.1 million, respectively, at December 31, 1998 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GRC has financed railcars through sale-leasebacks which are accounted for as operating leases. In addition, GRC leases certain other assets and office facilities. Total operating lease expense for the years ended December 31, 1999, 1998 and 1997 was $117.1 million, $102.8 million and $89.6 million, respectively.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE B - ACCOUNTING FOR LEASES (CONTINUED)

Minimum future rental payments: Future minimum rental payments due under noncancelable leases at December 31, 1999 were (in millions):

                                                                                         NONRECOURSE
                                                         CAPITAL        OPERATING         OPERATING
                                                         LEASES          LEASES            LEASES
                                                       ----------      -----------      -------------


        2000                                             $  16.9         $   72.7          $  38.2
        2001                                                16.6             72.9             39.9
        2002                                                16.0             80.4             37.4
        2003                                                15.0             71.2             40.0
        2004                                                12.9             75.5             39.9
        Years thereafter                                    37.0          1,012.7            601.0
                                                         -------         --------          -------
                                                         $ 114.4         $1,385.4          $ 796.4
                                                                         ========          =======

        Less - Amount representing interest                (32.5)
                                                         -------

        Present value of future minimum
          capital lease payments                         $  81.9
                                                         =======


The above capital lease amounts do not include the cost of licenses, taxes, insurance and maintenance which GRC is required to pay. Subsequent to the initial lease term, the majority of railcar operating leases allow GRC to renew the lease at a fixed rate or purchase the railcar at fair market value. Interest expense on the above capital lease obligations was $7.5 million in 1999, $8.5 million in 1998, and $9.3 million in 1997.

The amounts shown as nonrecourse operating leases reflect rental payments of three bankruptcy remote special purpose corporations which are wholly owned by GRC. These rentals are consolidated for accounting purposes but are not guaranteed by nor are obligations of GRC.

NOTE C - ADVANCES TO PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $26.4 million in 1999, $27.2 million in 1998, and $28.9 million in 1997. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually in accordance with an estimate of short-term borrowing rates.

NOTE D - INVESTMENTS IN AFFILIATED COMPANIES

GRC has investments in 25 to 50 percent-owned companies and joint ventures that are accounted for using the equity method. These domestic and foreign investments are in businesses similar to those of GRC's operations. Distributions received from such jointly owned companies were $4.7 million, $5.1 million and $5.0 million in 1999, 1998 and 1997, respectively.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE D - INVESTMENTS IN AFFILIATED COMPANIES (CONTINUED)

For all affiliated companies held at the end of the year, operating results, as if GRC held 100% interest, were (in millions):

                                                                    Year Ended December 31
                                                   ----------------------------------------------------
                                                       1999                1998                1997
                                                   ------------        ------------        ------------

         Gross income                                 $351.9             $251.0               $229.9
         Pretax income                                  62.7               53.0                 48.4


For all affiliated companies held at the end of the year, summarized balance sheet data, as if GRC held 100% interest, were (in millions):


                                                                December 31
                                                   --------------------------------
                                                       1999                1998
                                                   ------------        ------------
         Total assets                                $1,478.9            $1,119.4
         Long-term liabilities                          656.2               623.3
         Other liabilities                              394.9               172.7
                                                     --------            --------

         Shareholders' equity                        $  427.8            $  323.4
                                                     ========            ========


                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE E - FOREIGN OPERATIONS

GRC has a number of investments in subsidiaries and affiliated companies which are located in or derive revenue from foreign countries. Foreign entities contribute significantly to share of affiliates' earnings. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated assets for a Canadian railcar subsidiary and a Mexican railcar operation.


In Millions/Year Ended or at December 31
Revenue                                                 1999               1998                1997
----------------------------------------           ------------        ------------        ------------
Canada                                               $   78.5            $   69.0            $   58.7
Other Foreign                                            44.6                41.8                35.0
United States                                           743.0               739.1               721.0
                                                     --------            --------            --------

                                                     $  866.1            $  849.9            $  814.7
                                                     ========            ========            ========

Share of Affiliates' Earnings
----------------------------------------

Canada                                               $      -            $      -            $      -
Other Foreign                                            23.3                20.8                19.7
United States                                             1.8                 2.7                 1.6
                                                     --------            --------            --------

                                                     $   25.1            $   23.5            $   21.3
                                                     ========            ========            ========

Identifiable Assets
----------------------------------------

Canada                                               $  288.8            $  270.4            $  289.4
Other Foreign                                           397.7               277.0               300.8
United States                                         2,434.2             2,349.7             2,238.0
                                                     --------            --------            --------

                                                     $3,120.7            $2,897.1            $2,828.2
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

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE F - SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt (in millions) and its weighted average interest rate as of year-end were:


                                                                            December 31
                                                   ------------------------------------------------------------------
                                                                 1999                               1998
                                                   -------------------------------    -------------------------------
                                                      Amount              Rate           Amount             Rate
                                                   ------------       ------------    ------------       ------------

Commercial paper                                     $ 132.6              6.69%         $  35.0             6.32%
Other short-term borrowings                            115.4              6.53%           110.7             5.81%
                                                     -------                            -------

                                                     $ 248.0                            $ 145.7
                                                     =======                            =======


Under a revolving credit agreement with a group of banks, GRC may borrow up to $350.0 million. The revolving credit agreement contains various restrictive covenants that include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GRC. Under the agreement, GRC met these requirements at December 31, 1999. While at year end no borrowings were outstanding under the agreement, the available line of credit was reduced by $132.6 million of commercial paper outstanding. GRC also had borrowings of $115.0 million under unsecured money market lines at December 31, 1999.

Interest expense on short-term debt was $12.8 million in 1999, $12.9 million in 1998, and $14.7 million in 1997.

NOTE G - LONG-TERM DEBT

Long-term debt (in millions) and the range of interest rates as of year-end were:


                                                                                                December 31
                                                    Interest             Final        -------------------------------
                                                      Rates             Maturity          1999               1998
                                                   ----------         ------------    ------------       ------------

Fixed Rate:
    Term notes                                     6.16% - 10.45%     2000 - 2011       $  893.6           $  829.8
    Nonrecourse obligations                        7.84%              2008                  66.0               70.5
    Industrial revenue bonds                       6.63% -  7.30%     2019 - 2024           87.9               87.9
                                                                                        --------           --------

                                                                                         1,047.5              988.2

Variable Rate:
    Term notes                                     5.25% -  6.70%     2002 - 2003          178.0              175.8
                                                                                        --------           --------

                                                                                        $1,225.5           $1,164.0
                                                                                        ========           ========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE G - LONG-TERM DEBT (CONTINUED)

Maturities of GRC's long-term debt as of December 31, 1999 for each of the years 2000 through 2004 were (in millions):

                                 Year                Maturities
                               ---------           -------------

                                2000                 $ 127.5
                                2001                    95.8
                                2002                   162.8
                                2003                   266.0
                                2004                   107.3


Interest cost incurred on long-term debt, net of capitalized interest, was $88.5 million in 1999, $91.4 million in 1998, and $94.4 million in 1997. Interest cost capitalized as part of the cost of acquisition or construction of major assets was $.8 million in 1999, $1.3 million in 1998, and $.9 million in 1997.

NOTE H - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GRC utilizes off-balance sheet financial instruments to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 1999, GRC had the following off-balance sheet financial instruments (in millions):


                                                    Notional                Pay               Receive
Interest Rate Swaps                                  Amount              Rate/Index          Rate/Index           Maturity
----------------------------------------           ----------          --------------      --------------      --------------

GRC pays fixed, receives floating                    $568.5             4.80% - 6.83%          LIBOR            2000 - 2003
GRC pays floating, receives fixed                    $530.0                 LIBOR           5.41% - 7.65%       2002 - 2008


Currency Swaps                                                             Receive            Deliver             Maturity
----------------------------------------                               --------------      ---------------     --------------

Canadian dollar swap                                                       $115.0             C$156.2               2011
Duetschemark swap                                                          $ 40.5              72.5DM               2002


Currency Forwards                                                          Receive            Deliver             Maturity
----------------------------------------                               --------------      ---------------    ---------------

Canadian dollar forward                                                   C$  4.9              $ 3.3                2000
Duetschemark forward                                                       $  6.3              11.8DM               2002


                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE H - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (CONTINUED)

GRC had the following interest rate hedge activity (in millions):


                                                       Pay                  Pay
Interest Rate Swaps                                   Fixed              Floating
----------------------------------------           ------------        ------------

Balance at January 1, 1998                           $ 725.7             $500.0
Additions                                              370.2               30.0
Maturities                                            (350.0)                 -
                                                     -------             ------
Balance December 31, 1998                              745.9              530.0
Additions                                               75.8                  -
Maturities                                            (253.2)                 -
                                                     -------             ------
Balance at December 31, 1999                         $ 568.5             $530.0
                                                     =======             ======


GRC uses interest rate swaps and forwards to manage its assets and liabilities, to convert floating rate debt to fixed rate debt (or fixed to floating) and to manage interest rate risk associated with the anticipated issuance of debt. Interest rate swaps are utilized to better match the cash flow characteristics of its debt portfolio and its railcar leases. Railcar assets are financed with long-term fixed rate debt or through sale-leasebacks. However, the railcar assets are placed on lease with average new lease terms of five years; the average renewal term is three years. Rents are fixed over these lease terms. Interest rate swaps effectively convert GRC's long-term fixed rate debt to debt with maturities of three months to five years. Through the swap program, changes in GRC's interest expense are expected to better reflect changes in railcar lease rates.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of its interest rate swap agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1999, GRC would have received $3.3 million if the swaps were terminated; GRC would have received $29.5 million if the swaps were terminated at December 31, 1998.

GRC has entered into currency swaps and forwards to hedge $115.0 million in debt obligations at its Canadian subsidiary and $46.8 million in debt obligations at its German affiliate. The fair market value of its currency swap and forward agreements is an estimate of the amount the company would receive or pay to terminate those agreements. At December 31, 1999, GRC would have received $5.7 million if the swaps and forwards were terminated; GRC would have received $20.9 million if the swaps were terminated at December 31, 1998.

In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GRC's exposure is limited to the interest rate or currency differential. GRC manages the credit risk of counterparties by dealing only with institutions that the company considers financially sound and by avoiding concentrations of risk with a single counterparty. GRC considers the risk of nonperformance to be remote.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

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

The fair value of fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GRC's current incremental borrowing rates for similar borrowing arrangements. Portions of fixed rate long-term debt have effectively been converted to floating rate debt by utilizing interest rate swaps (GRC pays floating, receives fixed) as described in Note H. In such instances, the increase (decrease) in the fair value of the fixed rate long-term debt would be offset in part by the increase (decrease) in the fair value of the interest rate swap. The following table sets forth the carrying amounts and fair values of the company's fixed rate debt (in millions):

                                                                            December 31
                                                   ------------------------------------------------------------------
                                                                 1999                               1998
                                                   -------------------------------    -------------------------------

                                                     Carrying             Fair          Carrying             Fair
                                                      Amount              Value          Amount              Value
                                                   ------------       ------------    ------------       ------------

Long-term debt - fixed                               $1,047.5           $1,041.7         $ 988.2           $1,055.9
                                                    =========           ========         =======           ========


NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS

GRC and its subsidiaries contributed to several pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were $.1 million, $2.7 million and $2.5 million in 1999, 1998 and 1997, respectively.

Costs pertaining to the GATX plans are allocated to GRC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for 1999, 1998, and 1997 was $1.8 million, $1.9 million and $4.9 million, respectively. The net periodic pension cost for 1997 included a $2.5 million one-time termination expense as a result of a facility sale. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

In addition to the pension plans, GRC provides health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GRC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

The following tables set forth other postretirement obligations and plan assets (in millions) as of December 31:

                                                            1999                1998
                                                        ------------        ------------

Change in benefit obligation:
  Benefit obligation at beginning of period              $  51.8              $  52.6
  Service cost                                                .5                   .4
  Interest cost                                              3.5                  3.6
  Actual loss                                                 .7                   .2
  Benefits paid                                             (5.1)                (5.0)
                                                         -------              -------
  Benefit obligation at end of period                    $  51.4              $  51.8
                                                         =======              =======

Change in fair value plan assets:
  Plan assets at beginning of period                     $     -              $     -
  Company contributions                                      5.1                  5.0
  Benefits paid                                             (5.1)                (5.0)
                                                         -------              -------
  Plan assets at end of period                           $     -              $     -
                                                         =======              =======

Reconciliation of accrued and total amount recognized
  Funded status of the plan                              $ (51.4)             $ (51.8)
  Unrecognized net gain                                     (6.8)                (8.0)
                                                         -------              -------
  Accrued cost                                           $ (58.2)             $ (59.8)
                                                         =======              =======

  Accrued benefit liability recognized                   $ (58.2)             $ (59.8)
                                                         =======              ========
                                                            1999                1998                1997
                                                      -------------       -------------       -------------
Total costs:
  Service cost                                           $    .5              $    .4             $    .4
  Interest cost                                              3.5                  3.6                 3.8
  Amortization of unrecognized net gain                      (.5)                 (.6)                (.6)
  Recognized special termination benefits expense              -                    -                 1.1
                                                         -------              -------             -------
  Net periodic cost                                      $   3.5              $   3.4             $   4.7
                                                         =======              =======             =======


                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE J - PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Assumptions as of December 31:

                                                          1999           1998
                                                      -----------    -----------

Discount rate                                            7.00%          7.00%
Rate of compensation increases                           5.00%          5.00%



The assumed health care cost trend rate was 5.0% for participants over the age of 65 and 6.0% for participants under the age of 65 for 1999 and thereafter. The health care cost trend rate has a significant effect on the amount of the other postretirement benefit cost and obligation. A 1% increase in the trend rate would increase the cost by $.2 million and the obligation by $2.9 million. A 1% decrease in the trend rate would decrease the cost by $.2 million and the obligation by $2.6 million.

NOTE K - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GRC's deferred tax liabilities and assets were (in millions):


                                                                                              1999                1998
                                                                                           ------------       -------------
Deferred tax liabilities:
   Book/tax basis differences due to depreciation                                          $      355.9       $       354.7
   Other                                                                                           78.8                61.4
                                                                                           ------------       -------------
      Total deferred tax liabilities                                                              434.7               416.1

Deferred tax assets:
   Accruals not currently deductible for tax purposes                                              28.3                29.3
   Postretirement benefits other than pensions                                                     20.2                20.9
   Lease accounting                                                                                20.9                12.4
   Other                                                                                            4.4                 5.6
                                                                                           ------------       -------------
      Total deferred tax assets                                                                    73.8                68.2
                                                                                           ------------       -------------

Net deferred tax liabilities                                                               $      360.9       $       347.9
                                                                                           ============       =============


                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE K - INCOME TAXES (CONTINUED)

The results of operations of GRC and its United States subsidiaries are included in the consolidated federal income tax return of GATX. Current provisions for federal income taxes represent amounts payable to GATX resulting from inclusion of GRC's operations in the consolidated federal income tax return. Amounts shown as currently payable for federal income taxes represent taxes payable due to the alternative minimum tax. Included in 1997's total deferred tax credit is a $56.5 million deferred tax benefit resulting from Terminals' $185.8 million pretax restructuring charge.

Income taxes consisted of (in millions):

                                                                               Year Ended December 31
                                                                    ---------------------------------------------
                                                                      1999              1998             1997
                                                                    ----------        ----------      -----------
Current-
    Domestic:
       Federal                                                      $     36.0        $      8.3      $       8.4
       State and local                                                     3.6                .9                -
                                                                    ----------        ----------      -----------
                                                                          39.6               9.2              8.4
    Foreign                                                                6.7               5.5              3.8
                                                                    ----------        ----------      -----------
                                                                          46.3              14.7             12.2
Deferred-
    Domestic:
       Federal                                                            15.4              34.9            (34.0)
       State and local                                                      .4               2.5             (3.3)
                                                                    ----------        ----------      -----------
                                                                          15.8              37.4            (37.3)
    Foreign                                                                8.8               9.9             11.7
                                                                    ----------        ----------      -----------
                                                                          24.6              47.3            (25.6)
                                                                    ----------        ----------      -----------

Income tax expense (benefit)                                        $     70.9        $     62.0      $     (13.4)
                                                                    ==========        ==========      ===========

Income taxes paid                                                   $     43.6        $      8.4      $      15.0
                                                                    ==========        ==========      ===========



The reasons for the differences between the effective income tax rate and the federal statutory income tax rate were:

                                                                             Year Ended December 31
                                                      ---------------------------------------------------------------------
                                                         1999               1998               1997             1997(A)
                                                      ------------       ------------       ------------      -------------

Federal statutory income tax rate                             35.0%              35.0%              35.0%              35.0%
Add (deduct) effect of:
      Foreign income                                           1.1                2.2               (3.0)               1.2
      State income taxes                                       1.4                1.4               (3.3)               1.4
      Restructuring charges                                      -                  -               (5.5)                 -
      Other                                                    1.2                (.3)               1.3                (.5)
                                                      ------------       ------------       ------------      -------------

                                                              38.7%              38.3%              24.5%              37.1%
                                                      ============       ============       ============      =============



(A) Before restructuring charges.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE L - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GRC's revenues are derived from a range of industries and companies. However, approximately 37% of total revenues are generated from the transportation or storage of product from the chemical industry; for similar services, 38% of revenues are derived from the petroleum industry. GRC also provides services and products to the chemical and petroleum markets through its affiliates, which are accounted for under the equity method.

Under its customer lease agreements, GRC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. With most loan financings, the equipment collateralizes the loan. GRC performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GRC maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to GRC.

At December 31, 1999, GRC had firm commitments to acquire railcars and facilities totaling $208 million.

GRC issued $143 million of guarantees at December 31, 1999. Guarantees are commitments issued to guarantee performance of an affiliate to a third party. Exposure to GRC for certain supplier and loan payment guarantees is mitigated by, among other things, a third party cross guaranty.

GRC is also a party to letters of credit and bonds totaling $12 million and $6 million at December 31, 1999 and 1998, respectively. In GRC's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required and, therefore, is of the opinion that the fair value of these instruments is zero.

GRC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated results of operations or financial position.

NOTE M - FINANCIAL DATA OF BUSINESS SEGMENTS

GRC is engaged in the following businesses:

GATX Rail and its domestic and foreign subsidiaries and affiliates ("Rail") lease and manage tank cars and other specialized railcars.

Terminals and Pipelines represents GATX Terminals Corporation and its domestic and foreign subsidiaries and affiliates ("Terminals"), which own and operate tank storage terminals, pipelines and related facilities.

Other represents external and intercompany financing activities.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE M - FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)

The financial data presented on this and the following page conform to Statement of Financial Accounting Standards No. 131 - Disclosures About Segments of an Enterprise and Related Information, and depict the profitability, financial position and cash flow for each of GRC's business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and interest costs based upon the debt levels shown below.


                                                                   TERMINALS AND
IN MILLIONS                                     GATX RAIL            PIPELINES          OTHER             TOTAL
----------------------------------------    ------------------    ---------------    -------------    --------------
1999

PROFITABILITY
Revenues                                        $  567.1             $  272.6          $   26.4         $  866.1
Share of Affiliates' Earnings                        3.8                 21.3               -               25.1
Gross Income                                       570.9                293.9              26.4            891.2

Interest expense                                   (52.6)               (50.5)             (5.7)          (108.8)
Depreciation and amortization                     (100.1)               (42.5)              -             (142.6)
Income before taxes                                117.5                 45.2              20.5            183.2
Net income                                          72.9                 26.1              13.3            112.3


FINANCIAL POSITION
Identifiable assets                              1,693.8                997.9             429.0          3,120.7

ITEMS AFFECTING CASH FLOW
Net cash provided by operating                     141.4                 53.5              12.7            207.6
 activities
Capital additions                                  386.6                 60.2               -              446.8


                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE M - FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)


                                                                               TERMINALS
IN MILLIONS                                                GATX RAIL         AND PIPELINES           OTHER              TOTAL
---------------------------------------------------    ------------------    --------------      --------------     -------------

1998
PROFITABILITY
Revenues                                                 $    532.3            $    290.4           $  27.2          $   849.9
Share of Affiliates' Earnings                                   2.7                  20.8                 -               23.5
Gross Income                                                  535.0                 311.2              27.2              873.4

Interest expense                                              (52.9)                (53.6)             (6.3)            (112.8)
Depreciation and amortization                                 (97.3)                (41.0)                -             (138.3)
Income before taxes                                           108.5                  32.9              20.5              161.9
Net income (loss)                                              67.1                  19.5              13.3               99.9

FINANCIAL POSITION
Identifiable assets                                         1,539.9                958.4              398.8            2,897.1

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                     166.1                 84.5               20.9              271.5
Capital additions                                             384.8                 70.9                  -              455.7

1997

PROFITABILITY
Revenues                                                 $    493.0            $    292.8           $  28.9          $   814.7
Share of Affiliates' Earnings                                   1.0                  20.3                 -               21.3
Gross Income                                                  494.0                 313.1              28.9              836.0

Interest expense                                              (51.0)                (57.3)            (10.1)            (118.4)
Depreciation and amortization                                 (98.0)                (54.7)              -               (152.7)
Income before taxes and restructuring                          99.8                  13.3              18.1              131.2
Operating income before restructuring (A)                      62.7                   8.1              11.8               82.6
Net income                                                     62.7                (115.7)             11.8              (41.2)

FINANCIAL POSITION
Identifiable assets                                         1,504.5                 937.1             386.6            2,828.2

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                     158.3                  69.2              17.9              245.4
Capital additions                                             336.9                  68.0                 -              404.9



(A) Pretax income excludes a $185.8 million charge for restructuring related to Terminals and Pipelines. The after-tax impact was $123.8 million.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE N - RESTRUCTURING CHARGES

During 1997, strategic decisions resulted in a $186 million ($124 million after-tax) restructuring charge related to Terminals. The restructuring charge was based on the decision to close, sell or revalue certain domestic and foreign terminal locations to reflect permanent changes in market conditions. The charge primarily represents the write-down of asset values with minor costs related to closure activities. The carrying values of certain assets were written down to fair value as described in Note A. During 1999 and 1998, Terminals acted upon its restructuring plan by divesting certain domestic and foreign terminal locations, most notably the sale of six of its wholly owned terminal sites in the United Kingdom.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     GATX RAIL CORPORATION AND SUBSIDIARIES
                                  (IN MILLIONS)


---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------

COL. A                                       COL. B          COL. C            COL. D              COL. E            COL. F

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------

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

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------
Year ended December 31, 1999:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  5.1           $  .3         $     - (B)          $ (.9) (C)         $    4.5


Year ended December 31, 1998:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  5.7           $  .6         $   (.7) (B)         $ (.5) (C)         $    5.1


Year ended December 31, 1997:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  5.5           $  .3         $    .6  (B)         $ (.7) (C)         $    5.7



Note A - Deducted from asset accounts.
Note B - Transfer from other accounts.
Note C - Uncollectible accounts charged off.