Form 10-Q
period 2000-03-31
GATX RAIL CORP
filed 2000-05-10
CIK 276478

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                    COMMISSION FILE NUMBER
        MARCH 31, 2000                                   2-54754

                          ---------------------------

                             GATX RAIL CORPORATION

     INCORPORATED IN THE                        IRS EMPLOYER IDENTIFICATION NO.
      STATE OF NEW YORK                                   36-2827991

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

     REGISTRANT HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING (ALL OWNED BY GATX CORPORATION) AS OF APRIL 28, 2000.


================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                     Three Months Ended
                                                          March 31
                                             -----------------------------------
                                                  2000                 1999
                                             ----------------     --------------
GROSS INCOME
    Lease and financing services                 $140.2               $137.6
    Distribution services                          75.7                 71.8
    Other income                                    6.6                  6.5
                                             ----------------     --------------
    REVENUES                                      222.5                215.9
    Share of affiliates' earnings                   3.1                  6.7
                                             ----------------     --------------
TOTAL GROSS INCOME                                225.6                222.6

OWNERSHIP COSTS
    Depreciation and amortization                  39.7                 35.6
    Interest                                       30.0                 26.3
    Operating lease expense                        32.2                 28.6
                                             ----------------     --------------
TOTAL OWNERSHIP COSTS                             101.9                 90.5

OTHER COSTS AND EXPENSES
    Operating expenses                             56.2                 66.5
    Selling, general and administrative            24.2                 17.6
                                             ----------------     --------------

INCOME BEFORE INCOME TAXES                         43.3                 48.0
INCOME TAXES                                       15.7                 18.7
                                             ----------------     --------------

NET INCOME                                       $ 27.6               $ 29.3
                                             ================     ==============



Note - The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                              March 31            December 31
                                                                                2000                  1999
                                                                          -----------------    ------------------
ASSETS                                                                      (Unaudited)
CASH AND CASH EQUIVALENTS                                                    $     61.7           $     52.3
TRADE RECEIVABLES - NET                                                            80.0                 82.2
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                            2,820.0              2,698.7
     Tank storage terminals and pipelines                                       1,496.6              1,221.7
                                                                          -----------------    ------------------
                                                                                4,316.6              3,920.4
     Less - Allowance for depreciation                                         (1,919.4)            (1,775.2)
                                                                          -----------------    ------------------
                                                                                2,397.2              2,145.2

DUE FROM GATX CORPORATION                                                         463.5                418.5
INVESTMENTS IN AFFILIATED COMPANIES                                               202.4                287.2
OTHER ASSETS                                                                      137.5                135.3
                                                                          -----------------    ------------------
                                                                             $  3,342.3           $  3,120.7
                                                                          =================    ==================

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                             $    140.8           $    164.3
ACCRUED EXPENSES                                                                   59.2                 60.2
DEBT
   Short-term debt                                                                469.3                248.0
   Long-term debt:
        Recourse                                                                1,157.6              1,159.5
        Nonrecourse                                                                66.0                 66.0
   Capital lease obligations                                                       75.5                 81.9
                                                                          -----------------    ------------------
                                                                                1,768.4              1,555.4

DEFERRED INCOME TAXES                                                             390.7                360.9
OTHER DEFERRED ITEMS                                                              222.4                223.7
                                                                          -----------------    ------------------
        TOTAL LIABILITIES AND DEFERRED ITEMS                                    2,581.5              2,364.5

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        issued and outstanding (owned by GATX Corporation)                          -                    -
   Additional capital                                                             335.0                335.0
   Reinvested earnings                                                            462.3                447.0
   Accumulated other comprehensive loss                                           (36.5)               (25.8)
                                                                          -----------------    ------------------
        TOTAL SHAREHOLDER'S EQUITY                                                760.8                756.2
                                                                          -----------------    ------------------
                                                                             $  3,342.3           $  3,120.7
                                                                          =================    ==================

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                         Three Months Ended
                                                              March 31
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
OPERATING ACTIVITIES
Net income                                              $   27.6    $   29.3
Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                          39.7        35.6
     Deferred income taxes                                   8.6        10.9
Other, including working capital                           (16.9)      (26.0)
                                                        --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                59.0        49.8

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                      (130.0)      (90.5)
     Tank storage terminals and pipelines                  (63.9)       (6.4)
Investments in affiliated companies                         (1.4)      (26.6)
                                                        --------    --------
Capital additions                                         (195.3)     (123.5)
Proceeds from other asset sales                             18.0        43.6
                                                        --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                  (177.3)      (79.9)

FINANCING ACTIVITIES
Repayment of long-term debt                                 (1.9)      (60.7)
Net increase in short-term debt                            194.2       119.9
Repayment of capital lease obligations                      (6.4)       (5.8)
Cash dividends paid to GATX Corporation                    (12.2)      (12.7)
Net increase in amount due from GATX Corporation           (46.0)       (8.4)
                                                        --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES               127.7        32.3
                                                        --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS               $    9.4    $    2.2
                                                        ========    ========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)



                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                   2000       1999
                                                 -------    -------

Net income                                       $  27.6    $  29.3

Other comprehensive loss, net of tax:

     Foreign currency translation adjustment       (10.7)      (1.7)
                                                 -------    -------

COMPREHENSIVE INCOME                             $  16.9    $  27.6
                                                 =======    =======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                 FINANCIAL DATA OF BUSINESS SEGMENTS (UNAUDITED)
                                  (IN MILLIONS)

                                                          TERMINALS
                                                             AND
                                             GATX RAIL    PIPELINES
                                              (RAIL)     (TERMINALS)     OTHER       TOTAL
                                            ----------   -----------   --------   ----------
THREE MONTHS ENDED MARCH 31, 2000
---------------------------------
PROFITABILITY
    Revenues                                $    140.2   $     75.7    $    6.6   $    222.5
    Share of affiliates' earnings                  1.1          2.0         -            3.1
                                            ----------   ----------    --------   ----------
    Gross income                                 141.3         77.7         6.6        225.6
    Interest expense                              14.7         13.7         1.6         30.0
    Depreciation and amortization                 25.8         13.9         -           39.7
    Income before taxes                           29.3          9.0         5.0         43.3
    Net income                                    18.5          5.8         3.3         27.6

FINANCIAL POSITION
    Investments in affiliated companies           92.3        110.1         -          202.4
    Identifiable assets                        1,788.8      1,082.8       470.7      3,342.3

ITEMS AFFECTING CASH FLOW
    Net cash provided by operating
      activities                                  53.3          1.3         4.4         59.0
    Capital additions                            131.4         63.9         -          195.3

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
PROFITABILITY
    Revenues                                $    137.6   $     71.8    $    6.5   $    215.9
    Share of affiliates' earnings                   .9          5.8         -            6.7
                                            ----------   ----------    --------   ----------
    Gross income                                 138.5         77.6         6.5        222.6
    Interest expense                              12.4         12.7         1.2         26.3
    Depreciation and amortization                 24.4         11.2         -           35.6
    Income before taxes                           27.9         15.0         5.1         48.0
    Net income                                    17.5          8.5         3.3         29.3

FINANCIAL POSITION AT DECEMBER 31, 1999
    Investments in affiliated companies           91.2        196.0         -          287.2
    Identifiable assets                        1,693.8        997.9       429.0      3,120.7

ITEMS AFFECTING CASH FLOW
    Net cash provided by operating
      activities                                  42.1          (.3)        8.0         49.8
    Capital additions                            102.2         21.3         -          123.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2000
                          TO FIRST THREE MONTHS OF 1999

GATX Rail Corporation's (GRC) net income for the first quarter of 2000 was $28 million compared to $29 million for the first of quarter 1999. Gross income of $226 million increased by $3 million from the prior year quarter. Rail benefited from an increase in active railcars. Results at Terminals decreased by $3 million from the prior year period as continued strong customer demand across most regions was offset by last year's nonrecurring gain on the sale of rights along the Central Florida Pipeline as well as the absence of revenues from locations that were closed or sold in 1999. The current year also includes the consolidated operations of two international terminal facilities purchased in the first quarter.

Net cash provided by operating activities for the first quarter of 2000 was $59 million, a $9 million increase from last year's quarter, due to higher depreciation taken in the current year quarter by Rail and Terminals as well as the timing of working capital requirements at both entities.

Total debt of $1.8 billion increased $213 million from December 31, 1999, as a result of a $221 million increase in short-term debt offset by a decrease in long-term debt. The increase in short-term debt primarily represents commercial paper and money market funds. Subsequent to March 31, 2000, GRC completed a leveraged lease transaction and used proceeds of $169 million to pay down short-term debt.

Capital additions for the quarter totaled $195 million, an increase of $72 million from the first quarter of 1999. Rail invested $131 million, or $29 million more than the first quarter 1999, in its railcar fleet, facilities, and international operations including affiliates. Terminals' investment of $64 million increased $43 million over the prior year quarter primarily due to the purchase of the remaining interest in two international terminal facilities that had previously been 50/50 joint ventures with Koninklijke Vopak N.V. Full year capital spending is expected to be approximately $550 million. This projection may change significantly depending on market conditions and opportunities to acquire desirable assets. Internally generated cash flow and GRC's external financing sources will fund capital additions.

GRC had unused committed lines of credit of $146 million at March 31, 2000. Additional financing needs were met by cash flow from operations and short-term debt. GRC has a $650 million shelf registration for debt securities and pass-through certificates of which $220 million of notes and $106 million of pass-through certificates have been issued through March 31, 2000.

OTHER MATTERS
The Financial Accounting Standards Board issued Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GRC utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the company's financial position, results of operations, and cash flows. GRC expects to adopt SFAS No. 133 effective January 1, 2001.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although GRC believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GRC such as the petroleum, chemical and rail industries.

RESULTS OF OPERATIONS
Following is a discussion of the operating results of GRC's business segments:

GATX RAIL (Rail)
--------------------------------------------------------------------------------
Rail's gross income for the first three months of 2000 increased 2% from the comparable prior year period due to a larger active fleet. Average rental rates on the total fleet were comparable to last year's levels. Approximately 85,000 tank and freight cars were on lease throughout North America at March 31, 2000, compared to 82,000 railcars a year ago. With a total North American fleet of 90,400 railcars, utilization at the end of the period was 94%, down from 95% a year ago.

Net income increased 6% from the first quarter of 1999 and approximated 13% of gross income, which was comparable to the prior year. A larger active fleet and lower operating costs offset by an increase in asset ownership costs (depreciation, interest, and operating lease expense) contributed to the growth in net income.

TERMINALS AND PIPELINES (Terminals)
--------------------------------------------------------------------------------
Terminals' gross income of $78 million is comparable to the prior year quarter. Strong demand and throughput at ongoing domestic operations and the full consolidation of two international facilities were offset by a nonrecurring gain on last year's sale of rights along the Central Florida Pipeline as well as the absence of revenues from locations that were closed or sold in 1999. Gross income from ongoing operations increased 7% over the prior year period. Effective January 1, 2000, Terminals purchased the remaining 50% ownership interests of two international facilities that had previously been 50/50 joint ventures with Koninklijke Vopak N.V. Throughput of petroleum and chemical products was 156 million barrels for ongoing operations during the first quarter of 2000, up from 127 million barrels for the same quarter last year. Domestic capacity utilization was 94% at the end of the first quarter, which was comparable to the prior year period.

Current year results were negatively impacted by lower results at Olympic Pipeline Company (Olympic), which is 25% owned by GATX Terminals Corporation. In June 1999, a rupture and explosion occurred on a pipeline owned by Olympic. Several lawsuits have been filed against Olympic, and the affected section of the pipeline has not resumed operations. Management is continuing to evaluate other potential impacts, if any, of this incident on GATX Terminals Corporation.

Net income of $6 million decreased $3 million from the prior year quarter primarily due to the nonrecurring gain on last year's sale of rights along the Central Florida Pipeline, the absence of earnings from locations that were closed or sold in 1999, and higher costs related to the newly acquired international terminals.

OTHER
--------------------------------------------------------------------------------
All financing activities considered non-operational to GRC have been isolated in the Other segment. Net income of $3 million is comparable to the prior year quarter.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

GATX Rail Corporation (GRC) and GATX Terminals Corporation (Terminals) are two of the nine defendants named in In re New Orleans Tank Car Leakage Fire Litigation, Civil Action No. 87-16374, Civil District Court for the Parish of Orleans, State of Louisiana (the Tank Car Litigation). The litigation arises from the September 1987 leak of butadiene from a tank car owned by GRC and the subsequent fire. The butadiene was loaded into the tank car at a facility owned and operated by Terminals. Discovery taken to date has shown the leak and fire did not cause any deaths or serious personal injuries, but did result in an approximate thirty-six hour evacuation of persons in the affected area.

The Tank Car Litigation was certified as a class action in 1993. A trial of the compensatory damage claim of twenty selected plaintiffs and of the punitive damage claims of the class was conducted in 1997. In September 1997, the jury awarded approximately $1,900,000 plus interest as compensatory damages to the twenty plaintiffs and $3,400,000,000 as punitive damages in favor of the class including $190,000,000 against Terminals. GRC is not liable for punitive damages. In July 1999, the Court conducted a trial on the compensatory claims of an additional twenty plaintiffs; the jury awarded a total of $344,300 in compensatory damages.

In October 1999, GRC, Terminals, three other defendants and the Plaintiffs' Management Committee acting on behalf of the Class executed a settlement agreement (the Preliminary Settlement Agreement) which provides for the release of any and all claims against the five defendants, including GRC and Terminals. A sixth defendant subsequently entered into a separate settlement agreement with the class. The settling defendants hereinafter are collectively referred to as the Settling Defendants.

In November 1999, the Court gave preliminary approval to the settlement and directed that notice of the proposed settlement be given to all class members and other interested persons. The Court also ordered that a final hearing on the settlement be conducted on March 22, 2000 (the Fairness Hearing).

At the Fairness Hearing, the Court considered objections to the settlement and concluded that the objections were not meritorious, and further determined that the proposed settlement was fair, reasonable and adequate to the class. Based on the foregoing, the Court entered a Final Order and Judgment (a) approving the Preliminary Settlement Agreement, and (b) ordering that (i) on the Final Settlement Date (viz., the date on which the period for appeal expires or final affirmation of the Final Order and Judgment on appeal or final dismissal or denial of all such appeals occur) all judgements in the litigation as to the Settling Defendants are fully satisfied, and (ii) all persons except those who had properly and timely opted out of the Class are barred from bringing any cause of action related to the tank car incident. The Court retained jurisdiction over the litigation for purposes of any proposed disbursement of settlement proceeds (and the process with respect thereto) and further proceedings in the matter including the litigation against the non-settling defendants. The Court also certified the Final Order and Judgment as a final appealable judgement. The appeal period will expire on May 30, 2000.

GRC and Terminals believe that the required amounts to be paid pursuant to the Final Order and Judgment will not be material to the consolidated financial position or results of operations. Should the matter be appealed and in such case the settlement be set aside, GRC and Terminals will aggressively defend any future trials and pursue post-judgment review of the compensatory and punitive awards and, if necessary, appeal of any final judgment.

GRC and its subsidiaries are engaged in various matters of litigation, including but not limited to those matters described above and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, management believes that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated results of operations or financial position.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                PAGE

(a)   12  Statement regarding computation of earnings to fixed charges     12

      27 Financial Data Schedule for GRC for the quarter ended March 31, 2000. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

          Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b) Form 8-K filed on April 13, 2000, reporting the filing of GATX Rail Corporation Series 2000-1 Pass Through Certificates with the SEC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GATX RAIL CORPORATION
                                  (Registrant)






                             /s/ Donald J. Schaffer
                       -----------------------------------
                               Donald J. Schaffer
                             Vice President, Finance
                           and Chief Financial Officer




Date:  May 10, 2000