Form 10-Q
period 2000-06-30
GATX RAIL CORP
filed 2000-08-14
CIK 276478

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

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER
    June 30, 2000                                     2-54754

                           ---------------------------
                              GATX RAIL CORPORATION


    INCORPORATED IN THE                        IRS EMPLOYER IDENTIFICATION NO.
     STATE OF NEW YORK                                   36-2827991

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

     REGISTRANT HAD 1,000 SHARES OF COMMON STOCK OUTSTANDING (ALL OWNED BY GATX CORPORATION) AS OF JULY 31, 2000.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30                          JUNE 30
                                                          --------------------------------- --------------------------------
                                                              2000              1999            2000             1999
                                                          ---------------   --------------- ---------------  ---------------
GROSS INCOME
    Lease and financing services                            $  144.3           $ 141.1       $   284.5        $  278.7

    Other income                                                 7.9               6.5            14.5            13.0
                                                          ---------------   --------------- ---------------  ---------------
    REVENUES                                                   152.2             147.6           299.0           291.7

    Share of affiliates' earnings                                 .8                .9             1.9             1.8

                                                          ---------------   --------------- ---------------  ---------------
TOTAL GROSS INCOME                                             153.0             148.5           300.9           293.5


OWNERSHIP COSTS
    Depreciation and amortization                               24.5              24.9            50.3            49.3

    Interest                                                    16.4              14.5            32.7            28.1

    Operating lease expense                                     31.8              26.9            61.1            53.8

                                                          ---------------   --------------- ---------------  ---------------
TOTAL OWNERSHIP COSTS                                           72.7              66.3           144.1           131.2


OTHER COSTS AND EXPENSES
    Operating expenses                                          31.1              34.6            58.3            70.5

    Selling, general and administrative                         15.2              14.5            30.2            25.7

                                                          ---------------   --------------- ---------------  ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           34.0              33.1            68.3            66.1


INCOME TAXES                                                    12.9              12.3            25.4            24.5

                                                          ---------------   --------------- ---------------  ---------------

INCOME FROM CONTINUING OPERATIONS                               21.1              20.8            42.9            41.6


INCOME FROM DISCONTINUED OPERATIONS                              7.7               6.1            13.5            14.6

                                                          ---------------   --------------- ---------------  ---------------

NET INCOME                                                  $   28.8           $  26.9       $    56.4        $   56.2

                                                          ===============   =============== ===============  ===============


(1) The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

(2) Discontinued operations - Operating results for GATX Terminals Corp. are shown net of taxes of $4.2, $4.5, $7.4, and $11.0, respectively, for the four periods displayed.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                            JUNE 30          DECEMBER 31
                                                                                              2000              1999
                                                                                         ---------------   ----------------
ASSETS                                                                                    (Unaudited)
CASH AND CASH EQUIVALENTS                                                                 $      63.7        $     52.3
TRADE RECEIVABLES - NET                                                                          95.2              82.2
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                                          2,627.6           2,698.7
     Tank storage terminals and pipelines                                                     1,478.9           1,221.7
                                                                                         ---------------   ----------------
                                                                                              4,106.5           3,920.4
     Less - Allowance for depreciation                                                       (1,895.2)         (1,775.2)
                                                                                         ---------------   ----------------
                                                                                              2,211.3           2,145.2

DUE FROM GATX CORPORATION                                                                       463.7             418.5
INVESTMENTS IN AFFILIATED COMPANIES                                                             195.0             287.2
OTHER ASSETS                                                                                    135.3             135.3
                                                                                         ---------------   ----------------
                                                                                          $   3,164.2        $  3,120.7
                                                                                         ===============   ================

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                                          $     154.5        $    164.3
ACCRUED EXPENSES                                                                                 54.0              60.2
DEBT
   Short-term debt                                                                              257.6             248.0
   Long-term debt:
        Recourse                                                                              1,174.3           1,159.5
        Nonrecourse                                                                              65.3              66.0
   Capital lease obligations                                                                     75.5              81.9
                                                                                         ---------------   ----------------
                                                                                              1,572.7           1,555.4

DEFERRED INCOME TAXES                                                                           398.0             360.9
OTHER DEFERRED ITEMS                                                                            214.7             223.7
                                                                                         ---------------   ----------------
        TOTAL LIABILITIES AND DEFERRED ITEMS                                                  2,393.9           2,364.5

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        Issued and outstanding (owned by GATX Corporation)                                        -                 -
   Additional capital                                                                           335.0             335.0
   Reinvested earnings                                                                          482.1             447.0
   Accumulated other comprehensive loss                                                         (46.8)            (25.8)
                                                                                         ---------------   ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                              770.3             756.2
                                                                                         ---------------   ----------------
                                                                                          $   3,164.2        $  3,120.7
                                                                                         ===============   ================

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                       JUNE 30
                                                                    ---------------------------  ----------------------------
                                                                        2000          1999           2000           1999
                                                                    -------------  ------------  -------------   ------------
OPERATING ACTIVITIES
Net income                                                             $  28.8        $  26.9      $  56.4         $  56.2
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation and amortization                                       38.5           36.0         78.2            71.6
      Deferred income taxes                                                8.7            8.1         17.3            19.0
Other, including working capital                                         (16.2)         (15.7)       (33.1)          (41.7)
                                                                    -------------  ------------  -------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 59.8           55.3        118.8           105.1

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                                    (143.3)        (101.3)      (273.3)         (191.8)
     Tank storage terminals and pipelines                                 (6.6)          (9.7)       (70.5)          (16.1)
Investments in affiliated companies                                        -              -           (1.4)          (26.6)
                                                                    -------------  ------------  -------------   ------------
     Capital additions                                                  (149.9)        (111.0)      (345.2)         (234.5)
Proceeds from other asset sales                                          288.4            5.6        306.4            49.2
                                                                    -------------  ------------  -------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING
     ACTIVITIES                                                          138.5         (105.4)       (38.8)         (185.3)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                  60.0          120.0         60.0           120.0
Repayment of long-term debt and other                                    (44.7)         (41.0)       (46.7)         (101.7)
Net (decrease) increase in short-term debt                              (210.6)          49.8        (16.3)          169.7
Other receipts (advances)                                                  7.3          (43.9)         7.3           (43.9)
Repayment of capital lease obligations                                     -              -           (6.4)           (5.8)
Cash dividends paid to GATX Corporation                                   (9.1)         (12.0)       (21.3)          (24.7)
Net decrease (increase) in amount due from GATX Corporation                 .8          (18.1)       (45.2)          (26.5)
                                                                    -------------  ------------  -------------   ------------

  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (196.3)          54.8        (68.6)           87.1
                                                                    -------------  ------------  -------------   ------------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                      $    2.0        $   4.7      $  11.4         $   6.9
                                                                    =============  ============  =============   ============


                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)



                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30                         JUNE 30
                                                             ---------------------------------- -----------------------------
                                                                 2000             1999             2000             1999
                                                             -------------    -------------     ------------    -------------

   Net income                                                  $  28.8          $  26.9           $  56.4          $  56.2

        Other comprehensive (loss) income, net of tax:

           Foreign currency translation adjustment               (10.3)             3.9             (21.0)             2.2
                                                             -------------    -------------     ------------    -------------


   COMPREHENSIVE INCOME                                        $  18.5          $  30.8           $  35.4          $  58.4
                                                             =============    =============     ============    =============


                     GATX RAIL CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)



                                                                   GATX RAIL        OTHER         TOTAL
                                                                  ------------    -----------   -----------

               THREE MONTHS ENDED JUNE 30, 2000
               --------------------------------

               PROFITABILITY
               Revenues                                            $   144.3         $  7.9      $   152.2
               Share of affiliates' earnings                              .8            -               .8
                                                                  ------------    -----------   -----------
               Gross income                                            145.1            7.9          153.0
               Interest expense                                         13.8            2.6           16.4
               Depreciation and amortization                            24.5            -             24.5
               Income from continuing operations before taxes           29.0            5.0           34.0
               Income from continuing operations                        17.9            3.2           21.1

               FINANCIAL POSITION
                   Investments in affiliated companies                  92.8            -             92.8
                   Identifiable assets                               1,624.0          472.9        2,096.9

               ITEMS AFFECTING CASH FLOW
               Net cash provided by (used in) operating
                    activities                                          46.1           (2.1)          44.0
               Capital additions                                       143.3            -            143.3

               THREE MONTHS ENDED JUNE 30, 1999
               --------------------------------

               PROFITABILITY
               Revenues                                            $   141.1      $     6.5      $   147.6
               Share of affiliates' earnings                              .9            -               .9
                                                                  ------------    -----------   -----------
               Gross income                                            142.0            6.5          148.5
               Interest expense                                         13.1            1.4           14.5
               Depreciation and amortization                            24.9            -             24.9
               Income from continuing operations before taxes           27.9            5.2           33.1
               Income from continuing operations                        17.5            3.3           20.8

               FINANCIAL POSITION AT DECEMBER 31, 1999
               Investments in affiliated companies                      91.3            -             91.3
               Identifiable assets                                   1,693.8          429.0        2,122.8

               ITEMS AFFECTING CASH FLOW
               Net cash provided by operating  activities               45.3             .3           45.6
               Capital additions                                       101.3            -            101.3


                     GATX RAIL CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)





                                                                    GATX RAIL        OTHER         TOTAL
                                                                  ------------    -----------  ------------

                SIX MONTHS ENDED JUNE 30, 2000
                ------------------------------

                PROFITABILITY
                Revenues                                           $   284.5        $  14.5     $   299.0
                Share of affiliates' earnings                            1.9            -             1.9
                                                                  ------------    -----------  ------------
                Gross income                                           286.4           14.5         300.9
                Interest expense                                        28.5            4.2          32.7
                Depreciation and amortization                           50.3            -            50.3
                Income from continuing operations before taxes          58.3           10.0          68.3
                Income from continuing operations                       36.4            6.5          42.9

                FINANCIAL POSITION
                Investments in affiliated companies                     92.8            -            92.8
                Identifiable assets                                  1,624.0          472.9       2,096.9

                ITEMS AFFECTING CASH FLOW
                Net cash provided by operating
                       activities                                       99.4            2.3         101.7
                Capital additions                                      274.7            -           274.7

                SIX MONTHS ENDED JUNE 30, 1999
                ------------------------------

                PROFITABILITY
                Revenues                                           $   278.7       $   13.0     $   291.7
                Share of affiliates' earnings                            1.8            -             1.8
                                                                  ------------    -----------  ------------
                Gross income                                           280.5           13.0         293.5
                Interest expense                                        25.5            2.6          28.1
                Depreciation and amortization                           49.3            -            49.3
                Income from continuing operations before taxes          55.8           10.3          66.1
                Income from continuing operations                       35.0            6.6          41.6

                FINANCIAL POSITION AT DECEMBER 31, 1999
                Investments in affiliated companies                     91.3            -            91.3
                Identifiable assets                                  1,693.8          429.0       2,122.8

                ITEMS AFFECTING CASH FLOW
                Net cash provided by operating activities               87.4            8.3          95.7
                Capital additions                                      203.5            -           203.5


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 2000
                           TO FIRST SIX MONTHS OF 1999



GATX Rail Corporation's (GRC) net income for the first six months of 2000 was $56 million which was comparable to the first six months of 1999.

GRC is a wholly owned subsidiary of GATX Corporation. On July 11, 2000, GATX Corporation announced its intention to sell GATX Terminals Corporation (Terminals), a segment of GATX Rail Corporation. As a result of this action, operating results for Terminals have been segregated as discontinued operations in the accompanying consolidated statements of income. Prior year results of operations have been restated to reflect the current year's presentation of Terminals as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS
GRC's gross income from continuing operations of $301 million was $7 million higher than the prior year. Net income from continuing operations for the first six months of 2000 was $43 million compared to $42 million for the first six months of 1999.

GATX RAIL
GATX Rail's gross income for the first six months of 2000 increased slightly over the prior year period due to a larger active fleet. Approximately 85,200 tank and freight cars were on lease throughout North America at June 30, 2000, compared to 82,300 railcars a year ago. The revenue increase associated with a larger active fleet was partially offset by lower average rental rates.

Growth in the active domestic fleet and rental rates has been slowed by industry factors. Consolidation among major chemical customers has led to fleet rationalization, and railroads have improved efficiency following a period of merger-related congestion. These factors are expected to continue affecting car demand and lease rates during the second half of the year. Due to the current market conditions, GATX Rail's utilization decreased to 93% as of June 30, 2000 from 94% at the end of prior year period, reflecting an increase in the number of idle railcars.

The increase in net income for the six-month period was driven by a larger active fleet and lower operating and SG&A costs offset by the slower introduction into the market of recently acquired new railcars and more competitive lease rates.

OTHER
All financing activities considered non-operational to Rail have been isolated in the Other segment. Net income of $7 million is comparable to the prior year period.

RESULTS OF DISCONTINUED OPERATIONS
On July 11, 2000, GATX Corporation announced its intention to sell Terminals. Therefore, the segment is no longer considered to be an ongoing operation and its results have been segregated as discontinued operations in the accompanying consolidated income statements.

Operating results for the first six months of 2000 were $14 million, down $1 million from the prior year period. Strong results in the domestic terminal and pipeline business were offset by a nonrecurring gain recognized last year on the sale of rights along the Central Florida Pipeline and lower affiliate contribution from Olympic Pipeline Company (Olympic).

Terminals owns 25.1% of the common shares of Olympic. On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. The affected section of the pipeline is not expected to resume operations until next year. Several lawsuits have been filed against Olympic and its operator. Subsequent to the end of the quarter, Terminals entered into an agreement to sell its interest in Olympic. The consummation of the transaction is subject to several contingencies, including the expiration of the Hart-Scott-Rodino waiting period.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities for the first six months of 2000 was $119 million, a $14 million increase from last year's period, due to higher depreciation being taken in the current year by GATX Rail and the timing of working capital requirements.

Proceeds from other asset sales of $306 million increased $257 million from last year's period and includes the proceeds from the sale-leaseback of railcars at GATX Rail.

Capital additions for the first six months of 2000 totaled $345 million, an increase of $111 million from the first six months of 1999. GATX Rail invested $275 million, a $71 million increase from the prior year period, in its railcar fleet, facilities, and international affiliates. Railcar additions at GATX Rail are not anticipated to continue at the same rate for the remaining six-month period of 2000 in response to current market conditions. Internally generated cash flow and GATX's external sources will be used to fund future capital additions.

GRC, through its subsidiaries, had unused committed lines of credit of $243 million at June 30, 2000. GRC issued $30 million of medium-term notes and $30 million of long-term money market lines during the first six months of 2000. Additional financing needs were met by cash flow from operations, short-term debt and proceeds from asset sales, which included two sale-leaseback financings. GRC has a $650 million shelf registration of which $477 million has been issued through June 30, 2000.

OTHER MATTERS
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. GRC utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies. In July 1999, Statement No. 137 was issued which deferred the effective date of SFAS No. 133 for one year. SFAS No. 133 is now required to be adopted in years beginning after June 15, 2000. In June 2000, Statement No. 138 was issued which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management is currently assessing the effect that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows. GRC expects to adopt SFAS No. 133, as amended, effective January 1, 2001.

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GRC such as the rail, petroleum and chemical industries.

                        COMPARISON OF SECOND QUARTER 2000
                             TO SECOND QUARTER 1999

For the second quarter of 2000 net income was $29 million as compared to $27 million for the second quarter of 1999. Income from continuing operations of $21 million for the second quarter of 2000 was comparable to the second quarter of 1999.

Increases and decreases in gross income and net income between second quarter 2000 and second quarter 1999 for all segments were principally due to the same reasons as discussed previously in relation to the six-month period.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Calnev Pipe Line Company, a wholly owned subsidiary of GATX Terminals Corporation, was served with ten Notices of Violation by the Mojave Desert Air Quality Management District with respect to alleged violations of the California Health and Safety Code relating to air quality compliance at the terminal located in Daggett, California. The civil penalties assessed under the Notices of Violation are less than $300,000 in the aggregate.

GRC and its subsidiaries are engaged in various matters of litigation including but not limited to those matters described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated financial position or results of operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                              PAGE
                                                                                         ----

a)    12   Statement regarding computation of earnings to fixed charges.                 12


      27   Financial Data Schedule for GRC for the quarter ended June 30, 2000.
           Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

           Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

b) Form 8-K filed on July 12, 2000 reporting GATX Corporation's intention to sell GATX Terminals Corporation, its wholly owned subsidiary specializing in the storage and distribution of bulk petroleum and chemical products.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GATX RAIL CORPORATION
                                  (Registrant)




                             /s/ Donald J. Schaffer
                  ---------------------------------------------

                               Donald J. Schaffer
                             Vice President, Finance
                           and Chief Financial Officer



Date:  August 14, 2000