Form 10-Q
period 2000-09-30
GATX RAIL CORP
filed 2000-11-13
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number
      September 30, 2000                                        2-54754


                              --------------------


                              GATX RAIL CORPORATION


     Incorporated in the                        IRS Employer Identification No.
      State of New York                                   36-2827991

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                     ---

         Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of October 31, 2000.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30                SEPTEMBER 30
                                               ----------------------      ----------------------
                                                 2000          1999          2000          1999
                                               --------      --------      --------      --------
GROSS INCOME
    Lease and financing services               $  144.5      $  148.2      $  429.0      $  426.9
    Other income                                    7.9           6.6          22.4          19.6
                                               --------      --------      --------      --------
    REVENUES                                      152.4         154.8         451.4         446.5
    Share of affiliates' earnings                    .7            .6           2.6           2.4
                                               --------      --------      --------      --------
TOTAL GROSS INCOME                                153.1         155.4         454.0         448.9

OWNERSHIP COSTS
    Depreciation and amortization                  24.2          24.6          74.5          73.9
    Interest                                       15.5          15.3          48.2          43.4
    Operating lease expense                        35.6          26.9          96.7          80.7
                                               --------      --------      --------      --------
TOTAL OWNERSHIP COSTS                              75.3          66.8         219.4         198.0

OTHER COSTS AND EXPENSES
    Operating expenses                             30.8          37.0          89.1         107.5
    Selling, general and administrative            16.1          13.9          46.3          39.6
                                               --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                            30.9          37.7          99.2         103.8

INCOME TAXES                                       11.5          14.4          36.9          38.9
                                               --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS                  19.4          23.3          62.3          64.9

INCOME FROM DISCONTINUED OPERATIONS
                                                    9.0           6.0          22.5          20.6
                                               --------      --------      --------      --------
NET INCOME                                     $   28.4      $   29.3      $   84.8      $   85.5
                                               ========      ========      ========      ========

(1) The consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2000. Certain amounts in 1999 have been reclassified to conform to the current presentation.

(2) Discontinued operations -- Operating results for GATX Terminals Corp. are shown net of taxes of $5.9, $4.8, $13.3, and $15.8, respectively, for the four periods displayed.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                         SEPTEMBER 30      DECEMBER 31
                                                                             2000             1999
                                                                         ------------      -----------
ASSETS                                                                    (Unaudited)
CASH AND CASH EQUIVALENTS                                                 $     66.4       $     52.3
TRADE RECEIVABLES - NET                                                         97.8             82.2
OPERATING LEASE ASSETS AND FACILITIES
     Railcars and service facilities                                         2,687.2          2,698.7
     Tank storage terminals and pipelines                                    1,465.5          1,221.7
                                                                          ----------       ----------
                                                                             4,152.7          3,920.4
     Less - Allowance for depreciation                                      (1,905.2)        (1,775.2)
                                                                          ----------       ----------
                                                                             2,247.5          2,145.2

DUE FROM GATX CORPORATION                                                      349.9            418.5
INVESTMENTS IN AFFILIATED COMPANIES                                            173.8            287.2
OTHER ASSETS                                                                   137.0            135.3
                                                                          ----------       ----------
                                                                          $  3,072.4       $  3,120.7
                                                                          ==========       ==========
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                                                          $    133.2       $    164.3
ACCRUED EXPENSES                                                                62.4             60.2
DEBT
   Short-term debt                                                             107.2            248.0
   Long-term debt:
        Recourse                                                             1,232.9          1,159.5
        Nonrecourse                                                             65.0             66.0
   Capital lease obligations                                                    71.9             81.9
                                                                          ----------       ----------
                                                                             1,477.0          1,555.4

DEFERRED INCOME TAXES                                                          409.1            360.9
OTHER DEFERRED ITEMS                                                           214.2            223.7
                                                                          ----------       ----------
        TOTAL LIABILITIES AND DEFERRED ITEMS                                 2,295.9          2,364.5

SHAREHOLDER'S EQUITY
   Common stock - par value $1 per share, 1,000 shares authorized,
        issued and outstanding (owned by GATX Corporation)                       -                -
   Additional capital                                                          335.0            335.0
   Reinvested earnings                                                         496.4            447.0
   Accumulated other comprehensive loss                                        (54.9)           (25.8)
                                                                          ----------       ----------
        TOTAL SHAREHOLDER'S EQUITY                                             776.5            756.2
                                                                          ----------       ----------
                                                                          $  3,072.4       $  3,120.7
                                                                          ==========       ==========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)


                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                     SEPTEMBER 30            SEPTEMBER 30
                                                                ---------------------   ---------------------
                                                                   2000       1999        2000        1999
                                                                ---------   ---------   ---------   ---------
OPERATING ACTIVITIES
Net income                                                      $   28.4    $   29.3    $   84.8    $   85.5
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation and amortization                                 37.0        35.7       115.2       107.3
      Deferred income taxes                                         13.1         9.8        30.4        28.8
Other, including working capital                                   (28.7)      (23.0)      (61.8)      (64.7)
                                                                ---------   ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           49.8        51.8       168.6       156.9

INVESTING ACTIVITIES
Additions to operating lease assets and facilities:
     Railcars and service facilities                               (71.0)      (83.1)     (344.3)     (274.9)
     Tank storage terminals and pipelines                           (5.6)      (16.7)      (76.1)      (32.8)
Investments in affiliated companies                                  (.1)      (11.3)       (1.5)      (37.9)
                                                                ---------   ---------   ---------   ---------
     Capital additions                                             (76.7)     (111.1)     (421.9)     (345.6)
Proceeds from other asset sales                                     24.0       199.8       330.4       249.0
                                                                ---------   ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING
     ACTIVITIES                                                    (52.7)       88.7       (91.5)      (96.6)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                           100.0         -         160.0       120.0
Repayment of long-term debt and other                              (50.0)      (24.9)      (96.7)     (126.6)
Net (decrease) increase in short-term debt                        (141.1)      (74.3)     (157.4)       95.4
Other receipts (advances)                                             .6        36.0         7.9        (7.9)
Repayment of capital lease obligations                              (3.6)        -         (10.0)       (5.8)
Cash dividends paid to GATX Corporation                            (14.1)      (13.1)      (35.4)      (37.8)
Net decrease (increase) in amount due from GATX
     Corporation                                                   113.8         6.2        68.6       (20.3)
                                                                ---------   ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                                      5.6       (70.1)      (63.0)       17.0
                                                                ---------   ---------   ---------   ---------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                $    2.7    $   70.4    $   14.1    $   77.3
                                                                =========   =========   =========   =========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30               SEPTEMBER 30
                                                           ---------------------      ---------------------
                                                             2000          1999         2000         1999
                                                           --------      -------      --------      -------
Net income                                                 $  28.4       $  29.3      $  84.8       $  85.5

     Other comprehensive (loss) income, net of tax:
        Foreign currency translation adjustment               (8.1)          4.3        (29.1)          6.5
                                                           --------      -------      --------      -------
COMPREHENSIVE INCOME                                       $  20.3       $  33.6      $  55.7       $  92.0
                                                           ========      =======      ========      =======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                  GATX RAIL        OTHER          TOTAL
                                                  ----------      --------      ----------
THREE MONTHS ENDED SEPTEMBER 30, 2000

PROFITABILITY
Revenues                                          $    144.5      $    7.9      $    152.4
Share of affiliates' earnings                             .7             -              .7
                                                  ----------      --------      ----------
Gross income                                           145.2           7.9           153.1
Interest expense                                        13.0           2.5            15.5
Depreciation and amortization                           24.2             -            24.2
Income from continuing operations before                25.6           5.3            30.9
     taxes
Income from continuing operations                       15.9           3.5            19.4

FINANCIAL POSITION
    Investments in affiliated companies                 89.6             -            89.6
    Identifiable assets                              1,665.6         361.5         2,027.1

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating                17.6           9.2            26.8
     activities
Capital additions                                       71.1             -            71.1

THREE MONTHS ENDED SEPTEMBER 30, 1999

PROFITABILITY
Revenues                                          $    148.2      $    6.6      $    154.8
Share of affiliates' earnings                             .6             -              .6
                                                  ----------      --------      ----------
Gross income                                           148.8           6.6           155.4
Interest expense                                        14.0           1.3            15.3
Depreciation and amortization                           24.6             -            24.6
Income from continuing operations before                32.8           4.9            37.7
     taxes
Income from continuing operations                       20.0           3.3            23.3

FINANCIAL POSITION AT DECEMBER 31, 1999
Investments in affiliated companies                     91.3             -            91.3
Identifiable assets                                  1,693.8         429.0         2,122.8

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities               20.1           9.0            29.1
Capital additions                                       94.4             -            94.4

                     GATX RAIL CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                 GATX RAIL        OTHER          TOTAL
                                                 ----------      --------      ----------
NINE MONTHS ENDED SEPTEMBER 30, 2000

PROFITABILITY
Revenues                                         $    429.0      $   22.4      $    451.4
Share of affiliates' earnings                           2.6             -             2.6
                                                 ----------      --------      ----------
Gross income                                          431.6          22.4           454.0
Interest expense                                       41.5           6.7            48.2
Depreciation and amortization                          74.5             -            74.5
Income from continuing operations before               83.9          15.3            99.2
     taxes
Income from continuing operations                      52.3          10.0            62.3

FINANCIAL POSITION
Investments in affiliated companies                    89.6             -            89.6
Identifiable assets                                 1,665.6         361.5         2,027.1

ITEMS AFFECTING CASH FLOW
Net cash provided by operating                        116.8          11.5           128.3
     activities

Capital additions                                     345.8             -           345.8

NINE MONTHS ENDED SEPTEMBER 30, 1999

PROFITABILITY
Revenues                                         $    426.9      $   19.6      $    446.5
Share of affiliates' earnings                           2.4             -             2.4
                                                 ----------      --------      ----------
Gross income                                          429.3          19.6           448.9
Interest expense                                       39.5           3.9            43.4
Depreciation and amortization                          73.9             -            73.9

Income from continuing operations before               88.6          15.2           103.8
     taxes
Income from continuing operations                      55.0           9.9            64.9

FINANCIAL POSITION AT DECEMBER 31, 1999
Investments in affiliated companies                    91.3             -            91.3
Identifiable assets                                 1,693.8         429.0         2,122.8

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities             107.5          17.3           124.8
Capital additions                                     297.9             -           297.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 2000
                          TO FIRST NINE MONTHS OF 1999



GATX Rail Corporation's (GRC) net income for the first nine months of 2000 of $85 million was $1 million lower than the first nine months of 1999. The prior year's net income included $3 million primarily related to a gain on the sale of 1,700 grain cars partially offset by certain incremental operating expenses. Excluding this gain, the current period net income was up $2 million from the prior year.

GRC is a wholly owned subsidiary of GATX Corporation. On July 11, 2000, GATX Corporation announced its intention to sell GATX Terminals Corporation (Terminals), a segment of GRC. As a result of this action, operating results for Terminals have been segregated as discontinued operations in the accompanying consolidated statements of income. Prior year results of operations have been restated to reflect the current year's presentation of Terminals as a discontinued operation.

RESULTS OF CONTINUING OPERATIONS
GRC's gross income from continuing operations of $454 million was $5 million higher than the prior year. Net income from continuing operations for the first nine months of 2000 was $62 million compared to $65 million for the first nine months of 1999.

GATX RAIL
GATX Rail's gross income for the first nine months of 2000 increased slightly over the prior year period as revenue generated by a larger active fleet more than offset the absence of last year's gain associated with the sale of 1,700 grain cars. Approximately 85,400 tank and freight cars were on lease throughout North America at September 30, 2000, compared to 81,900 railcars a year ago. The average rental rate remained essentially flat with the prior year.

Growth in the active domestic fleet and rental rates has been slowed by industry factors. Consolidation among major chemical customers has led to fleet rationalization, and railroads have improved efficiency following a period of merger-related congestion. These factors are expected to continue affecting car demand and lease rates during the remainder of the year. Due to the current market conditions, GATX Rail's utilization decreased to 93% as of September 30, 2000 from 95% at the end of prior year period, reflecting an increase in the number of idle railcars. Correspondingly, fleet growth was scaled back in the third quarter and for the remainder of the year.

In addition to the challenging market conditions, GATX Rail is addressing an important issue with respect to its domestic service network. Employees at its four domestic service centers, represented by the United Steelworkers of America, have rejected the terms of a company-proposed labor contract. The company's proposal is designed to improve the long-term competitive position of GATX Rail's service centers. As a result of the uncertainty this situation has caused, the amount of work at our service centers has declined and the use of third party contract shops has increased to ensure seamless customer service. The service centers continue to remain open and operational, but with smaller staffs given the lower volume of work. While this has been an effective service alternative, GATX Rail will incur abnormally high maintenance expenses during the fourth quarter absent the prompt signing of a new contract.

Prior year net income included $3 million primarily related to a gain on the sale of 1,700 grain cars partially offset by certain incremental operating expenses. Excluding this gain, net income was up slightly from the prior year as revenues from the larger active fleet and lower operating expenses were partially offset by higher SG&A and ownership costs.

OTHER
All financing activities considered non-operational to Rail have been isolated in the Other segment. Net income of $10 million is comparable to the prior year period.

RESULTS OF DISCONTINUED OPERATIONS
On July 11, 2000, GATX Corporation announced its intention to sell Terminals. Therefore, the segment is no longer considered to be an ongoing operation and its results have been segregated as discontinued operations in the accompanying consolidated income statements.

Operating results for the first nine months of 2000 were $23 million, up $2 million from the prior year period. Strong results in the domestic terminal and pipeline business offset the absence of a nonrecurring gain recognized last year on the sale of rights along the Central Florida Pipeline and lower affiliate contribution from Olympic Pipeline Company (Olympic).

Terminals owned 25.1% of the common shares of Olympic Pipeline Company. On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. The affected section of the pipeline is not expected to resume operations until next year. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common shares to BP's Pipelines Business Unit.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities for the first nine months of 2000 was $169 million, a $12 million increase from last year's period, due to higher depreciation being taken in the current year by GATX Rail and the timing of working capital requirements.

Proceeds from other asset sales of $330 million increased $81 million from last year's period and includes the proceeds from the sale-leaseback of railcars at GATX Rail.

Capital additions for the first nine months of 2000 totaled $422 million, an increase of $76 million from the first nine months of 1999. GATX Rail invested $346 million, a $48 million increase from the prior year period, in its railcar fleet, facilities, and international affiliates. Railcar additions at GATX Rail are not anticipated to continue at the same rate for the remainder of 2000 in response to current market conditions. Internally generated cash flow and GRC's external sources will be used to fund future capital additions.

GRC had unused committed lines of credit of $281 million at September 30, 2000. GRC issued $30 million of medium-term notes and $130 million of other long-term debt during the first nine months of 2000. Additional financing needs were met by cash flow from operations, short-term debt and proceeds from asset sales, which included two sale-leaseback financings. GRC has a $650 million shelf registration of which $477 million has been issued through September 30, 2000.

OTHER MATTERS
Effective January 1, 2001, GATX will adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments though earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

GRC uses interest rate and currency swap agreements as hedges that manage the exposure to interest rate and currency rate risk on existing and anticipated transactions. Since these derivatives are used in a hedging capacity, the effect of this change in accounting is not expected to be material to GRC's results of operations and financial position.

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

                        COMPARISON OF THIRD QUARTER 2000
                              TO THIRD QUARTER 1999

For the third quarter of 2000 net income was $28 million as compared to $29 million for the third quarter of 1999. Income from continuing operations of $19 million for the third quarter of 2000 was down $4 million from the comparable prior year period.

Increases and decreases in gross income and net income between third quarter 2000 and third quarter 1999 for all segments were principally due to the same reasons as discussed previously in relation to the nine-month period.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Calnev Pipe Line Company ("Calnev"), a wholly owned subsidiary of GATX Terminals Corporation, has agreed in a Compliance Order with Region 9 of the U.S. Environmental Protection Agency ("EPA") to comply with and correct certain alleged violations of the Clean Air Act. In general, the Order requires Calnev to: (a) complete construction of a new vapor recovery unit in Las Vegas and limit use of another; (b) comply with certain throughput limits and VOC emission limits at the Las Vegas loading rack; (c) engage in certain recordkeeping; and,
(d) comply with certain authority and permitting requirements of the EPA and the Clark County, Nevada, Health District. Calnev has not admitted to any violation of permit, law or regulation. The United States of America, the State of Nevada and Clark County have reserved the right to assess civil penalties.

GRC and its subsidiaries are engaged in various matters of litigation, including but not limited to those described above, and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated financial position nor results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       12   Statement regarding computation of earnings to fixed charges.

         27 Financial Data Schedule for GRC for the quarter ended September 30, 2000. Submitted to the SEC along with the electronic submission of this Quarterly Report on Form 10-Q.

              Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b) Form 8-K filed on July 12, 2000 reporting GATX Corporation's intention to sell GATX Terminals Corporation, its wholly owned subsidiary specializing in the storage and distribution of bulk petroleum and chemical products.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GATX RAIL CORPORATION
                                                (Registrant)


                                           /s/ Deborah A. House
                                ------------------------------------------------
                                               Deborah A. House
                                    Controller and Chief Accounting Officer
                                           (Duly Authorized Officer)



Date:  November 13, 2000