Form 10-K
period 2000-12-31
GATX RAIL CORP
filed 2001-03-30
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of March 30, 2001.

         GATX Rail Corporation meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.

PART I

Item 1.  Business
GATX Rail Corporation (GRC) is a wholly-owned subsidiary of GATX Corporation and GATX Terminals Corporation (Terminals) is a wholly-owned subsidiary of GRC and an indirect wholly-owned subsidiary of GATX Corporation. GRC, through its operating segment GATX Rail (Rail), is engaged in the leasing and management of railroad tank cars and specialized freight cars.

During 2000, GATX Corporation redefined its strategic focus and undertook initiatives to position itself as a specialized finance and leasing company. Terminals, which specializes in the storage and distribution of bulk petroleum and chemical products, was targeted for divestiture to help accomplish this goal. As a result, the financial data for Terminals is presented as discontinued operations for all periods presented.

In November 2000, GATX reached an agreement to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. A portion of this transaction closed in March 2001 and the remainder is expected to close following regulatory approval. GATX expects to complete the divestiture of the remaining terminals and pipeline assets in 2001.

Industry Segments

                                      Rail

Rail is headquartered in Chicago, Illinois and is principally engaged in leasing specialized railcars, primarily tank cars, under full service leases. As of December 31, 2000, its North American fleet consisted of approximately 91,600 railcars, comprised of 70,000 tank cars and 21,600 specialized freight cars. In addition to 79,800 railcars in the United States, Rail has 9,100 railcars in its Canadian fleet and 2,700 railcars in its Mexican fleet. The utilization rate of Rail's North American railcar fleet as of December 31, 2000 was approximately 93%. Rail's railcars have a depreciable life of 20 to 33 years and an average age of approximately 16 years.

In addition to the North American fleet, Rail's investments in affiliated companies result in ownership interests in two European fleets. Rail owns a 46% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German and Austrian-based tank car and specialty railcar leasing company, and an 18.8% interest in AAE Cargo, headquartered in Switzerland. In March 2001, a subsidiary of Rail purchased Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet and fuel distribution company. DEC assets include 11,500 tank cars and a maintenance network.

Rail's customers use its railcars to ship over 700 different commodities, primarily chemicals, petroleum, and food products. For 2000, approximately 44% of railcar leasing revenue was attributable to shipments of chemical products, 31% to food and other products, and 25% to petroleum products. Rail leases railcars to over 700 customers, including major chemical, oil, food and agricultural companies. No single customer accounts for more than 3% of total railcar leasing revenue.

Rail typically leases new railcars to its customers for a term of five years or longer, whereas renewals or leases of existing cars are typically for periods ranging from less than a year to seven years with an average lease term of about three years. Rail purchases most of its new railcars from Trinity Industries, Inc., a Dallas-based metal products manufacturer. Under its full service leases, Rail maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Rail also operates a network of major service centers consisting of four domestic, four Canadian and one Mexican facility. To supplement these nine major service centers, Rail utilizes a fleet of mobile trucks and also utilizes independent third-party repair shops. Subsequent to year-end 2000, Rail closed one of its service centers, located in East Chicago, IN.

The full-service railcar leasing industry is comprised of Rail, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. As of the end of 2000, Rail had 24% of the

271,100 tank cars owned and leased in the United States. Principal competitive factors include price, service and availability.

                                      Other

External and intercompany financing activities are included in the Other segment.

Customer Base

GRC and its subsidiaries are not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on any segment or GRC as a whole.

Employees

GRC and its subsidiaries have approximately 2,100 employees, of whom 40% are hourly employees covered by union contracts. Employees for continuing operations were approximately 1,200, of whom 50% are hourly employees covered by union contracts.

Item 2.  Properties

Information regarding the location and general character of certain properties of Rail is included in Item 1, Business, of this document. At December 31, 2000, locations related to Rail are as follows:

HEADQUARTERS
Chicago, Illinois

BUSINESS OFFICES:                        MINI SERVICE CENTERS:                  East Chicago, Indiana
Valencia, California                     Macon Georgia                          Norco, Louisiana
Atlanta, Georgia                         Terre Haute, Indiana                   Carteret, New Jersey
Chicago, Illinois                        Geismar, Louisiana                     Las Cruces, New Mexico
Hachensack, New Jersey                   Plaquemine, Louisiana                  Albany, New York
Philadelphia, Pennsylvania               Midland, Michigan                      Masury, Ohio
Pittsburgh, Pennsylvania                 Cincinnati, Ohio                       Galena Park, Texas
Houston, Texas                           Catoosa, Oklahoma                      Nederland, Texas
Mexico City, Mexico                      Copper Hill, Tennessee                 Olympia, Washington
Calgary, Alberta                         Freeport, Texas (2)                    Altamira, Mexico
Toronto, Ontario                         Cd. Valles, Mexico                     Coatcacoalcos, Mexico
Montreal, Quebec                         Coatcacoalcos, Mexico                  Guaymas, Mexico
                                         Guaymas, Mexico                        Edmonton, Alberta
MAJOR SERVICE CENTERS:                   Hibueras, Mexico                       Red Deer, Alberta
Colton, California                       Miramar, Mexico                        Vancouver, British Columbia
Waycross, Georgia                        Monterrey, Mexico                      Montreal, Quebec
East Chicago, Indiana                    Orizaba, Mexico                        Moose Jaw, Saskatchewan
Hearne, Texas                            Tlalnepantla, Mexico
Tierra Blanca, Mexico                                                           AFFILIATES:
Red Deer, Alberta                        MOBILE SERVICE UNITS:                  Vienna, Austria
Sarnia, Ontario                          Mobile, Alabama                        Hamburg, Germany
Montreal, Quebec                         Colton, California                     Zug, Switzerland
Moose Jaw, Saskatchewan                  Lake City, Florida

At December 31, 2000, locations related to the discontinued operations of Terminals are as follows:

HEADQUARTERS
Chicago, Illinois

TERMINAL LOCATIONS:                  TERMINAL AFFILIATES:                       PIPELINE LOCATIONS:
Carson, California                   Lanshan, China                             Calnev Pipeline
Richmond, California                 Kawasaki, Japan                              Adelanto, California
San Pedro, California                Kobe, Japan                                  Barstow, California
Orlando, Florida                     Yokohama, Japan                              Colton, California
Tampa, Florida                       Kertih, Malaysia                             Las Vegas, Nevada
Argo, Illinois                       Jurong Town, Singapore
Carteret, New Jersey                 Wymondham, United Kingdom                  Central Florida Pipeline
Portland, Oregon (2)                                                              Orlando, Florida
Philadelphia, Pennsylvania           DISTILLATE AND BLENDING                      Tampa, Florida
Galena Park, Texas                   DISTRIBUTION AFFILIATE:
Pasadena, Texas                        Houston, Texas                           Manchester Jet Line
Seattle, Washington                                                               Manchester, United Kingdom
Antwerpen/Lillo, Belgium
Altamira, Mexico
Pulau Busing, Singapore



Item 3.  Legal Proceedings
GRC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GRC and its subsidiaries in the discharge of such liability are not likely to be material to GRC's consolidated results of operations or financial position.

Item 4.  Submission of Matters to a Vote of Security Holders


Not required.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

GATX Corporation owns all of the outstanding common stock of GRC.

Item 6.  Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000 RESULTS OF OPERATIONS COMPARED TO 1999

RESULT OF CONTINUING OPERATIONS
GROSS INCOME for 2000 of $605.2 million exceeded 1999's gross income of $597.3 million by $7.9 million.

Rail's gross income of $575.0 million increased 0.7% over the prior year. Rental revenue increased $8.1 million or 1.5% over the prior year primarily due to a larger active North American fleet and was partially offset by lower lease renewal rates. Several industries serviced by Rail, specifically the chemical and agricultural sectors, are experiencing adverse market conditions that have in turn reduced railcar demand. Increased competition and railroad efficiency have also contributed to lower demand. These factors negatively impacted Rail's 2000 results and are expected to continue to adversely affect car demand and lease rates during 2001. Other revenue decreased by $3.2 million in 2000 primarily because fewer railcars were sold in 2000 compared to the prior year.

Approximately 85,100 railcars were on lease throughout North America at year-end, compared to 83,400 a year ago. Utilization ended the year at 93% on a total fleet of 91,600 railcars, compared to 94% at the end of 1999. Rail added 5,400 railcars during 2000, which was comparable to 1999 additions. The majority of Rail's car additions in 2000 occurred during the first half of the year, as market conditions and growing economic uncertainty led to a sharp curtailment of new car orders and fleet acquisitions during the second half of the year. It is anticipated that current market conditions will negatively impact railcar investments in 2001.

Intercompany interest income in the Other segment of $30.2 million for 2000 increased $3.8 million from the prior year period. This interest income was generated from intercompany loans to GATX.

COSTS AND EXPENSES: Ownership costs increased 9.6% or $25.8 million over 1999. Rail's ownership costs increased $22.1 million or 8.4% from last year. Although Rail's fleet increased in 2000, depreciation and interest did not change appreciably from last year due to Rail's continued use of sale-leaseback financing. In 2000, $291.1 million of railcars were sold and leased back and the resultant ownership costs were included in operating lease expense. As a result, operating lease expense increased $21.5 million to $131.9 million in 2000. Rail's interest expense of $52.8 million was comparable to the prior year as lower average debt balances offset increases in interest rates. Interest expense of $9.4 million in 2000 for the Other segment increased $3.7 million from 1999 due to increased intercompany loan activity.

Operating expenses of $122.0 million decreased $5.1 million from 1999. Rail's operating costs decreased $6.8 million or 5.3%. Higher repair and maintenance expense was offset by a number of nonrecurring items that affected both years. Repair and maintenance expense increased $8.3 million from 1999 in part due to the increased use of third-party contract shops necessitated by a labor dispute at Rail's domestic service centers that was subsequently resolved in February 2001.

Selling, general and administrative expenses of $62.5 million were comparable to the prior year.

Income taxes of $47.3 million in 2000 represents an effective tax rate of 37.5%, which is equal to 1999's rate.

INCOME FROM CONTINUING OPERATIONS was $78.8 million, a decrease of $7.4 million primarily due to lower results at Rail.

RESULTS OF DISCONTINUED OPERATIONS
In July 2000, GATX Corporation announced its intent to sell Terminals and reached an agreement in November to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of the Terminals' operations. A portion of this transaction closed in March 2001 and the remainder is expected to close following regulatory approval. GATX has also completed the sale of substantially all of Terminals' European operations. GATX expects to complete the divestiture of the remaining terminal assets in 2001.

Operating results for 2000 were $37.1 million, an increase of $11.0 million from 1999. Terminals recorded strong results, as increased demand for storage and distribution of chemical and petroleum product supported an increase in Terminals' capacity and utilization and product throughput.

Terminals owned 25.1% of the common stock of Olympic Pipeline Company (Olympic). On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common stock to the Pipelines Business Unit of BP Amoco PLC.

1999 RESULTS OF OPERATIONS COMPARED TO 1998

GROSS INCOME for 1999 of $597.3 million exceeded 1998's gross income of $562.2 million by $35.1 million.

Rail's gross income of $570.9 million increased 6.7% over the 1998 period primarily due to a larger active North American fleet, a slight increase in average lease rates, and a gain from the sale of 1,700 grain cars that did not provide an acceptable level of long-term economic value. Rail added 5,400 railcars during 1999 and at year-end 1999 had 83,400 railcars on lease in North America. Year-end utilization of 94% on a total fleet of 88,400 railcars was comparable to 1998. Rail congestion problems resulted in strong car demand in the chemical markets and contributed to the unusually high demand in 1998.

Intercompany interest income in the Other segment of $26.4 million decreased $.8 million from 1998. This interest income was generated from intercompany loans to GATX.

Share of affiliates' earnings of $3.8 million in 1999 increased $1.1 million from 1998. Rail invested $27.8 million in these affiliates' freight and tank car fleets in 1999.

COSTS AND EXPENSES: Ownership costs increased 7.4 % or $18.6 million over 1998. Rail's 1999 ownership costs increased 7.9% over 1998 primarily due to an increase in operating lease expense. Depreciation and interest did not change appreciably from 1998 due to Rail's continued use of sale-leaseback financing. In 1999, $143.0 million of new railcars were sold and leased back and the resultant cost was included in operating lease expense. Interest expense of $5.7 million in 1999 for the Other segment was comparable to 1998.

Operating expenses of $127.1 million decreased $1.2 million from 1998. Rail's repair and maintenance costs as a percentage of revenues decreased from 1998 as a result of lower material costs and fewer labor hours incurred.

Selling, general and administrative expenses were $63.4 million and $54.7 million for 1999 and 1998, respectively. This increase is due in part to higher expenses at Rail to support business development and information systems initiatives.

Income taxes of $51.8 million in 1999 represents an effective tax rate of 37.5%, which is comparable to 1998's rate of 37.7%.

INCOME FROM CONTINUING OPERATIONS was $86.2 million in 1999, an increase of $5.8 million over 1998 primarily due to higher results at Rail.

RESULTS OF DISCONTINUED OPERATIONS
Operating results for 1999 were $26.1 million, an increase of $6.6 million from 1998, primarily due to stronger market conditions and the impact of nonrecurring items, including a gain on the sale of rights along the Central Florida Pipeline.

ANALYSIS OF FINANCIAL CONDITION 2000 COMPARED TO 1999
Balance sheet assets of $2.8 billion increased $55.6 million from 1999. In addition to the $2.8 billion of assets on the balance sheet, Rail utilizes approximately $1.4 billion of railcars that were financed with operating leases and therefore are not included on the balance sheet.

Railcars and service facilities, net of accumulated depreciation, decreased $34.7 million from 1999. Rail's capital additions in 2000 included $369.3 million to acquire 5,400 railcars throughout North America. Offsetting these additions were depreciation and $291.1 million of railcars that were sold and leased back. The $7.4 million decrease in investments in affiliated companies was primarily caused by the effect of foreign currency translation.

Total debt increased by $13.6 million in 2000 primarily due to an increase in long-term recourse debt. Shareholder's equity increased $37.1 million reflecting net income of $115.9 million partially offset by the payment of $51.9 million in dividends and a $26.9 million decrease in the cumulative foreign currency translation adjustment. The unrealized translation adjustment resulted from the U.S. dollar strengthening against foreign currencies.

ANALYSIS OF CASH FLOWS 2000 COMPARED TO 1999
GRC generates a significant amount of cash from its operating activities which is used to service debt, pay dividends, and fund capital additions. Most of the capital requirements are considered discretionary and represent additions to the railcar fleet and joint ventures. As a result, the level of capital spending can be adjusted as conditions in the economy or GRC's businesses warrant.

Net cash provided by continuing operations increased $7.8 million from 1999. Net income adjusted for non-cash items generated $204.5 million of cash, an increase of $3.3 million over 1999, primarily due to increased deferred income taxes. Changes in working capital and other generated $4.5 million more cash in 2000.

Capital additions totaled $374.8 million, a decrease of $11.8 million from 1999. Rail's capital additions in 2000 included $369.3 million to acquire 5,400 railcars throughout North America. In 1999, Rail's additions were $386.6 million, including $343.8 million for railcars. In 1999, Rail acquired additional interests in both of its European rail joint ventures.

Proceeds from other asset sales of $304.4 million in 2000 included the receipt of $291.1 million from the sale-leaseback of railcars at Rail. Additional asset sales included Rail's sale of approximately 400 railcars.

Net cash used in the financing activities of continuing operations was $72.5 million in 2000 compared to $52.5 million of cash provided in 1999. GRC finances its capital additions through cash generated from operating activities, debt financings, and sale-leasebacks. During 2000, $160.0 million of long-term debt was issued and $124.0 million was repaid.

LIQUIDITY AND CAPITAL RESOURCES: GRC has a $350.0 million revolving credit facility that expires in 2003. GRC also has a commercial paper program and uncommitted money market lines that are used to fund operating needs. Under the covenants of the commercial paper program and rating agency guidelines, GRC must keep unused revolving credit capacity at least equal to the amount of commercial paper outstanding. At December 31, 2000, GRC had $172.0 million of commercial paper outstanding, resulting in $178.0 million of the credit facility remaining available.

GRC has a $650.0 million shelf registration for pass through certificates and debt securities of which $476.7 million had been issued. At year-end, GRC had $124.1 million of commitments to acquire railcars in 2001.

At December 31, 2000, approximately $264.0 million of subsidiary net assets were restricted, limiting the ability of GRC to transfer assets to the parent company, GATX, in the form of loans, advances or dividends. The majority of net asset restrictions relate to GRC's revolving credit agreement.

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS: GRC, like most other companies, is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GRC, pursuant to preestablished and preauthorized policies, enters into certain derivative transactions, principally interest rate swaps and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. GRC does not hold or issue derivative financial instruments for speculative purposes.

GRC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. Based on GRC's variable rate debt at December 31, 2000, if market rates were to increase hypothetically by 10% of GRC's weighted average floating rate, after-tax interest expense would increase by approximately $1.3 million in 2001.

Changes in certain currency exchange rates would affect GRC's reported earnings. Based on 2000 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2001 by approximately $1.4 million.

The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding, offsetting effects. For example offsetting effects are present to the extent that floating rate debt is associated with floating rate assets.

ENVIRONMENTAL MATTERS: Certain operations of GRC and its subsidiaries (collectively GRC) present potential environmental risks principally through the transportation or storage of various commodities. Recognizing that some risk to the environment is intrinsic to its operations, GRC is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GRC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GRC's foreign operations are subject to environmental laws in effect in each respective jurisdiction.

GRC's policy is to monitor and actively address environmental concerns in a responsible manner. GRC has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and cleanup costs at 13 sites under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under these Acts and comparable state laws, GRC may be required to share in the cost to clean up various contaminated sites identified by the EPA and other agencies. GRC has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GRC is one of a number of financially responsible PRPs and has been identified as contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in cleanup or restoration efforts by others, GRC's total cleanup costs at these sites cannot be predicted with certainty; however, GRC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

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

GRC's environmental reserve at the end of 2000 was $73.0 million and reflects GRC's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $9.3 million and $11.7 million in 2000 and 1999, respectively. Expenditures charged to the reserve amounted to $10.2 million and $7.6 million in 2000 and 1999, respectively.

In 2000, GRC made capital expenditures of $8.1 million for environmental and regulatory compliance compared to $8.3 million in 1999. These projects included marine vapor recovery systems, discharge prevention compliance, wastewater systems, impervious dikes, tank modifications for emissions control, and tank car cleaning systems.

In November 2000, GATX Corporation entered into an agreement to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. The transaction is structured as a sale of the capital stock of Terminals. Under the terms of the agreement, various environmental liabilities associated with the terminals and pipeline assets will be assumed by the buyer. Excluding the liabilities associated with the sale of Terminals' operations, GRC's environmental reserve at the end of 2000 was $36.0 million.

FORWARD-LOOKING STATEMENTS: Many economists believe that the U.S. economy is entering a recessionary environment. Should a recession develop, GRC's prospective results would not be immune from the effects thereof if there were significant changes in demand for its services or assets provided. Certain statements in Management's Discussion and Analysis constitute forward-looking statements and are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, changes in the U.S. economy, changes in interest rates, and changes in the markets served by GRC and its customers such as the petroleum, chemical, and rail industries.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

Information regarding quantitative and qualitative disclosures about market risks is included in Item 7, Management's Discussion and Analysis of Financial Condition and Result of Operations, in this document.

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

          The Consolidated Financial Statements of GATX Rail Corporation and its subsidiaries which are required in Item 8 are listed below:

                                                                                    Page
                                                                                  --------

          Consolidated Statements of Income - Years Ended December 31,
            2000, 1999  and 1998                                                     16
          Consolidated Balance Sheets - December 31, 2000 and 1999                   17
          Consolidated Statements of Cash Flows - Years Ended December 31,
            2000, 1999 and 1998                                                      18
          Consolidated Statements of Changes in Shareholder's Equity -
            December 31, 2000, 1999 and 1998                                         19
          Notes to Consolidated Financial Statements                                 20

      2.  Financial Statement Schedule:

          Schedule II Valuation and Qualifying Accounts                              38

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b)       Report on Form 8-K

          Form 8-K filed on March 23, 2001, reporting that GATX Rail Overseas
          Holding Corporation, a wholly-owned subsidiary of GATX Rail
          Corporation and an indirect wholly-owned subsidiary of GATX
          Corporation, acquired Dyrekcja Eksploatacji Cystern, Poland's national tank car fleet and fuel distribution company.

          Form 8-K filed on March 2, 2001, reporting the completion of GATX
          Corporation's sale of the majority of GATX Terminals Corporation, a wholly-owned subsidiary of GATX Rail Corporation and an indirect wholly-owned subsidiary of GATX Corporation, to Kinder Morgan Energy
          Partners L.P. and the sale of substantially all of the European operations.

          Form 8-K filed on December 4, 2000, reporting GATX Corporation's agreement to sell the majority of GATX Terminals Corporation, a wholly-owned subsidiary of GATX Rail Corporation and an indirect wholly-owned subsidiary of GATX Corporation, to Kinder Morgan Energy
          Partners L.P.

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

   Exhibit
   Number                                       Exhibit Description                                       Page
--------------     ------------------------------------------------------------------------------       ----------
4D.                GATX Rail Corporation Notice 1 dated February 27, 1992, and Notices 7 and
                   10 dated May 18, 1993 and May 25, 1993 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes Series D issued during those periods.  Notice 1 is incorporated by reference to the GATX Rail
                   Corporation Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1992, Notices 7 and 10 are incorporated by reference to the GATX Rail
                   Corporation Quarterly Report on Form 10-Q for the quarter ending June 30,
                   1993, file number 2-54754.

4E.                GATX Rail Corporation Notices 1 and 2 dated June 8, 1994 and Notices 3 dated
                   June 17, 1994, and Notices 7 through 11 dated July 18, 1994, defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes Series E
                   issued during those periods.  Notices 1 through 3 are incorporated by reference to the GATX Rail Corporation Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1994, and Notices 7 through 11 are incorporated herein by reference to the Form 424(b)(5) dated July 18, 1994, file number
                   2-54754.

4F.                GATX Rail Corporation Notices 12 through 14 dated February 24, 1995, Notices
                   15 through 20 dated May 11, 1995, amended May 24, 1995, and Notices 21 through 30 dated from November 8, 1995 through November 13, 1995 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes
                   Series E issued during those periods.  Notices 12 through 14 are incorporated by reference to the Form 424(b)(5) dated February 24, 1995,
                   Notices 15 through 20 are incorporated by reference to the Form 424(b)(5)
                   dated May 11, 1995, and Notices 21 through 30 are incorporated by reference to the Form 424(b)(5) dated from November 8, 1995 through November 13, 1995, file number 2-54754.

4G.                GATX Rail Corporation Notices 1 and 2 both dated May 11, 2000, defining the rights of holders of GATX Rail Corporation Medium-Term Notes Series F issued during the period. Notice 1 is incorporated by reference to the Form
                   424(b)(5) dated May 11, 2000, and Notice 2 is incorporated by reference to the Form 424(b)(5) dated May 11, 2000, file number 2-54754.

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

   Exhibit
   Number                                        Exhibit Description                                       Page
--------------     ------------------------------------------------------------------------------       ----------
10B.               Form of 6 3/4% Note due May 1, 2009 filed in connection with and incorporated by reference into, the Registration Statement on Form S-3 (File
                   No. 33-64697) of GATX Rail Corporation, declared effective on December 7,
                   1995. Submitted to the SEC on GATX Rail Corporation's Quarterly Report on Form
                   10-Q for the period ended March 31, 1999, file number 2-54754.

10C.               Stock Purchase Agreement dated February 28, 2001 between GATX Rail Corporation,
                   GATX Terminals Holding Corporation, a wholly-owned subsidiary of GATX Rail
                   Corporation, and Kinder Morgan Energy Partners L.P. to sell substantially all of the domestic operations of GATX Terminals Corporation, submitted to the SEC with the electronic submission of this report on Form 10-K.

12                 Statement regarding computation of ratios of earnings to fixed charges.                 39

23                 Consent of Independent Auditors.                                                        40

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

                              GATX RAIL CORPORATION
                                  (Registrant)



                              /s/ David M. Edwards
                       ----------------------------------
                                David M. Edwards
                       President, Chief Executive Officer
                                  and Director
                                 March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



             /s/ David M. Edwards                                                             /s/ Brian A. Kenney
-----------------------------------------------                                   --------------------------------------------
               David M. Edwards                                                                 Brian A. Kenney
      President, Chief Executive Officer                                                  Vice President and Director
                 and Director                                                                   March 30, 2001
                March 30, 2001



             /s/Joseph E. McNeely                                                            /s/ Ronald J. Ciancio
-----------------------------------------------                                   --------------------------------------------
              Joseph E. McNeely                                                                Ronald J. Ciancio
          Vice President, Financial                                                                Director
          and Information Management                                                            March 30, 2001
                March 30, 2001



             /s/ Deborah A. House                                                             /s/ Ronald H. Zech
-----------------------------------------------                                   --------------------------------------------
               Deborah A. House                                                                 Ronald H. Zech
                  Controller                                                                       Director
                March 30, 2001                                                                  March 30, 2001

REPORT OF INDEPENDENT AUDITORS




Board of Directors
GATX Rail Corporation


We have audited the consolidated financial statements and related schedule of GATX Rail Corporation (a wholly owned subsidiary of GATX Corporation) and subsidiaries listed in Item 14 (a)(1) and (2) of the Annual Report on Form 10-K of GATX Rail Corporation and subsidiaries for the year ended December 31, 2000. These financial statements and related schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Rail Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP




January 23, 2001 (except with respect to Note O, as to which the date is March 23, 2001) Chicago, Illinois

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (IN MILLIONS)


                                                          YEAR ENDED DECEMBER 31
                                                      -----------------------------
                                                        2000       1999       1998
                                                       ------     ------     ------
GROSS INCOME
   Lease and financing services                        $572.0     $567.1     $532.3
   Other income                                          30.2       26.4       27.2
                                                       ------     ------     ------
   REVENUES                                             602.2      593.5      559.5
   Share of affiliates' earnings                          3.0        3.8        2.7
                                                       ------     ------     ------
TOTAL GROSS INCOME                                      605.2      597.3      562.2

OWNERSHIP COSTS
   Depreciation and amortization                        100.5      100.1       97.3
   Interest                                              62.2       58.3       59.2
   Operating lease expense                              131.9      110.4       93.7
                                                       ------     ------     ------
TOTAL OWNERSHIP COSTS                                   294.6      268.8      250.2

OTHER COSTS AND EXPENSES
   Operating expenses                                   122.0      127.1      128.3
   Selling, general and administrative                   62.5       63.4       54.7
                                                       ------     ------     ------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES                                                126.1      138.0      129.0

INCOME TAXES                                             47.3       51.8       48.6
                                                       ------     ------     ------

INCOME FROM CONTINUING OPERATIONS                        78.8       86.2       80.4

INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAXES                                                 37.1       26.1       19.5
                                                       ------     ------     ------

NET INCOME                                             $115.9     $112.3     $ 99.9
                                                       ======     ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                    DECEMBER 31
                                                                              ----------------------
                                                                                2000          1999
                                                                              --------      --------
ASSETS

Cash and cash equivalents                                                     $   58.4      $   39.4
Trade receivables - net                                                           56.4          45.4
Note receivable from GATX Capital Corporation                                     38.1           5.0

Railcars and service facilities                                                2,695.3       2,698.7
   Less - allowance for depreciation                                          (1,317.8)     (1,286.5)
                                                                              --------      --------
                                                                               1,377.5       1,412.2

Due from GATX Corporation                                                        480.7         418.5
Investments in affiliated companies                                               83.9          91.3
Other assets                                                                      89.1         111.0
Net assets of discontinued operations                                            610.8         616.5
                                                                              --------      --------
                                                                              $2,794.9      $2,739.3
                                                                              ========      ========


LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

Accounts payable                                                              $   91.6      $  105.3
Accrued expenses                                                                  32.9          41.3
Debt
   Short-term                                                                    237.0         247.6
   Long-term-
     Recourse                                                                  1,095.4       1,060.2
     Nonrecourse                                                                  20.0          21.0
   Capital lease obligations                                                      71.9          81.9
                                                                              --------      --------
                                                                               1,424.3       1,410.7

Deferred income taxes                                                            323.3         299.3

Other deferred items                                                             129.5         126.5
                                                                              --------      --------

   Total Liabilities and Deferred Items                                        2,001.6       1,983.1

Shareholder's Equity
   Common stock - par value $1 per share, 1,000 shares authorized, issued
     and outstanding (owned by GATX Corporation)                                    --            --
   Additional capital                                                            335.0         335.0
   Reinvested earnings                                                           511.0         447.0
   Accumulated other comprehensive loss                                          (52.7)        (25.8)
                                                                              --------      --------
   Total Shareholder's Equity                                                    793.3         756.2
                                                                              --------      --------
                                                                              $2,794.9      $2,739.3
                                                                              ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31
                                                           ------------------------------
                                                            2000        1999        1998
                                                           ------      ------      ------
OPERATING ACTIVITIES
   Income from continuing operations                       $ 78.8      $ 86.2      $ 80.4
   Adjustments to reconcile income from continuing
        operations to net cash provided by continuing
        operations:
         Depreciation and amortization                      100.5       100.1        97.3
         Deferred income taxes                               25.2        14.9        22.7
   Other, including working capital                         (42.6)      (47.1)      (13.4)
                                                           ------      ------      ------
Net cash provided by continuing operations                  161.9       154.1       187.0

INVESTING ACTIVITIES
   Additions to railcars and service facilities            (373.2)     (358.8)     (384.8)
   Investments in affiliated companies                       (1.6)      (27.8)         --
                                                           ------      ------      ------
   Capital additions                                       (374.8)     (386.6)     (384.8)
   Proceeds from other asset sales                          304.4       206.4       230.9
                                                           ------      ------      ------
Net cash used in investing activities of continuing
    operations                                              (70.4)     (180.2)     (153.9)

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                 160.0       145.0       136.0
   Repayment of long-term debt                             (124.0)      (79.8)      (95.6)
   Net (decrease) increase in short-term debt               (10.7)      102.3       (21.4)
   Repayment of capital lease obligations                   (10.0)       (9.4)       (8.5)
   Cash dividends paid to GATX Corporation                  (34.3)      (52.0)      (37.5)
   Net increase in amount due from
      GATX Corporation                                      (53.5)      (53.6)        (.4)
                                                           ------      ------      ------
Net cash (used in) provided by financing activities of
     continuing operations                                  (72.5)       52.5       (27.4)
                                                           ------      ------      ------

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS                                    19.0        26.4         5.7

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM
    DISCONTINUED OPERATIONS                                    .3         4.7         1.5
                                                           ------      ------      ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  $ 19.3      $ 31.1      $  7.2
                                                           ======      ======      ======

The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                  (IN MILLIONS)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                  COMMON            ADDITIONAL        REINVESTED        COMPREHENSIVE
                                  STOCK              CAPITAL           EARNINGS              LOSS                 TOTAL
                                  ------            ----------        ----------        -------------             -----
BALANCE, JANUARY 1, 1998         $   --              $ 335.0            $ 347.2            $  (17.5)             $ 664.7

Comprehensive income:
   Net income                                                              99.9                                     99.9
   Foreign currency
     translation loss                                                                         (14.7)               (14.7)
                                                                                                                 -------
Comprehensive income                                                                                                85.2

Dividends declared                                                        (47.0)                                   (47.0)
                                  --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998        $  --              $ 335.0            $ 400.1           $   (32.2)             $ 702.9

Comprehensive income:
   Net income                                                             112.3                                    112.3
   Foreign currency
     translation gain                                                                           6.4                  6.4
                                                                                                                 -------
Comprehensive income                                                                                               118.7

Dividends declared                                                        (65.4)                                   (65.4)
                                  --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999        $  --              $ 335.0            $ 447.0             $ (25.8)             $ 756.2

Comprehensive income:
   Net income                                                             115.9                                    115.9
   Foreign currency
     translation loss                                                                         (26.9)               (26.9)
                                                                                                                 -------
Comprehensive income                                                                                                89.0

Dividends declared                                                        (51.9)                                   (51.9)
                                  --------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000        $  --              $ 335.0            $ 511.0             $ (52.7)             $ 793.3
                                  =======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

GATX Rail Corporation (GRC) is a wholly-owned subsidiary of GATX Corporation
(GATX). Significant accounting policies of GRC and its consolidated subsidiaries are discussed below.

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

Railcars and service facilities: Railcars and service facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases and are computed by the straight-line method, which results in equal annual depreciation charges over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows:

     Railcars                                               20 - 33 years
     Buildings and leasehold improvements                   20 - 40 years
     Machinery and related equipment                         3 - 5  years

Goodwill: GRC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 40 years. GRC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business. Goodwill, net of accumulated amortization of $3.0 million and $2.6 million, was $14.8 million and $15.2 million as of December 31, 2000 and 1999, respectively. Amortization expense was $.5 million, $.5 million and $.4 million for 2000, 1999 and 1998, respectively.

Income Taxes: United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GRC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $88.4 million at December 31, 2000.

Other Deferred Items: Other deferred items include the accrual for postretirement benefits other than pensions; environmental, general liability and workers' compensation reserves; and other deferred credits.

Off-Balance Sheet Financial Instruments: GRC uses off-balance sheet financial instruments such as interest rate and currency swaps, forwards and similar contracts to set interest and exchange rates on existing or anticipated transactions. The fair values of GRC's off-balance sheet financial instruments (swaps and forwards) are based on current market prices, settlement values or fees currently charged to enter into similar agreements. The fair values of the hedge contracts are not recognized in the financial statements. Net amounts paid or received on such contracts are recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Liabilities: Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GRC's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made; adjustments to initial estimates are recorded as necessary.

Revenue Recognition: The majority of GRC's gross income is derived from the rentals of railcars and other services.

Foreign Currency Translation: The assets and liabilities of GRC operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive loss in the shareholder's equity section of the balance sheet. The cumulative foreign currency translation adjustment was $(52.7) million and $(25.8) million at the end of 2000 and 1999, respectively.

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

Reclassifications: Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

New Accounting Pronouncements: Effective January 1, 2001 GRC will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the qualified nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The change in fair value of the ineffective portion of a hedge will be immediately recognized in earnings.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GRC uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under current accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps are deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements are deferred in the investment section of the balance sheet and recognized in other comprehensive income in stockholders' equity in conjunction with the designated hedged item. The application of SFAS No. 133 as amended, to derivative instruments, is not expected to have a material impact on GRC Consolidated financial statements.

NOTE B -- ACCOUNTING FOR LEASES

The following information pertains to GRC as a lessor:

Operating leases: Railcar assets included in operating lease assets and facilities are classified as operating leases. Rental income from operating leases is reported on a straight-line basis over the term of the lease.

Minimum future receipts: Minimum future rental receipts from noncancelable operating leases by year at December 31, 2000 were (in millions):

                   2001                     $  459.0
                   2002                        356.0
                   2003                        246.1
                   2004                        158.0
                   2005                         91.5
                   Years thereafter            183.4
                                            --------
                                            $1,494.0
                                            ========

The following information pertains to GRC as a lessee:

Capital leases: GRC leases certain railcars under capital lease agreements. Operating lease assets and facilities includes cost and related allowances for depreciation of $149.5 million and $106.9 million, respectively, at December 31, 2000 and $150.0 million and $100.8 million, respectively, at December 31, 1999 for these railcars. The cost of these assets is amortized on the straight-line basis with the charge included in depreciation expense.

Operating leases: GRC has financed railcars through sale-leasebacks that are accounted for as operating leases. In addition, GRC leases certain other assets and office facilities. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $131.9 million, $110.4 million and $93.7 million, respectively. For one of its operating leases GRC has provided a guarantee to the lessor that the residual value will be the projected fair market value of the assets.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE B -- ACCOUNTING FOR LEASES (CONTINUED)

Minimum future rental payments: Future minimum rental payments due under noncancelable leases at December 31, 2000 were (in millions):

                                                                                             NONRECOURSE
                                                         CAPITAL           OPERATING          OPERATING
                                                         LEASES             LEASES              LEASES
                                                         -------           ---------         -----------

        2001                                             $  16.5          $     92.6           $  39.9
        2002                                                16.0               101.0              37.4
        2003                                                15.0                97.1              40.0
        2004                                                12.9               101.1              39.9
        2005                                                 9.7               112.7              41.5
        Years thereafter                                    27.1             1,171.7             559.6
                                                         -------            --------            ------
                                                         $  97.2            $1,676.2            $758.3
                                                                            ========            ======

        Less -- amount representing interest               (25.3)
                                                         -------

        Present value of future minimum
          Capital lease payments                         $  71.9
                                                         =======

The above capital lease amounts and certain operating leases do not include the cost of licenses, taxes, insurance, and maintenance that GRC is required to pay. Subsequent to the initial lease term, the majority of railcar operating leases allow GRC to renew the lease at a fixed rate or purchase the railcar at fair market value. Interest expense on the above capital lease obligations was $6.4 million in 2000, $7.5 million in 1999, and $8.5 million in 1998.

The amounts shown as nonrecourse operating leases reflect rental payments of three bankruptcy remote, special-purpose corporations which are wholly-owned by GRC. These rentals are consolidated for accounting purposes, but are not guaranteed by nor are obligations of GRC.

NOTE C -- ADVANCES TO PARENT

Interest income on advances to GATX, which is included in gross income on the income statement, was $30.2 million in 2000, $26.4 million in 1999, and $27.2 million in 1998. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually in accordance with an estimate of short-term borrowing rates.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE D -- INVESTMENTS IN AFFILIATED COMPANIES

GRC has investments in 25 to 50 percent-owned companies and joint ventures that are accounted for using the equity method. These foreign investments are in businesses similar to those of GRC's operations.

For all affiliated companies held at the end of the year, operating results, as if GRC held 100 percent interest, were (in millions):


                                                                     Year Ended December 31
                                                       ----------------------------------------------------
                                                          2000                1999               1998
                                                       ------------       -------------     ---------------
              Gross income                                 $111.3             $110.2             $87.6
              Pretax income                                  13.4               15.1              11.4

For all affiliated companies held at the end of the year, summarized balance sheet data, as if GRC held 100 percent interest, were (in millions):

                                                                 December 31
                                                       --------------------------------
                                                          2000                1999
                                                       ------------       -------------
              Total assets                                 $733.8             $553.4
              Long-term liabilities                         594.5              367.8
              Other liabilities                              18.3               58.0
                                                           ------             ------

              Shareholders' equity                         $121.0             $127.6
                                                           ======             ======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE E -- FOREIGN OPERATIONS

GRC has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from foreign countries. Foreign entities contribute entirely to share of affiliates' earnings. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated assets for Canadian and Mexican railcar operations.

In Millions/Year Ended or at December  31             2000            1999            1998
---------------------------------------------       --------        --------        --------

Revenue
---------------------------------------------
Canada                                               $   81.9        $   78.5        $   69.0
Other Foreign                                            18.9            14.2             7.8
United States                                           501.4           500.8           482.7
                                                     --------        --------        --------
                                                     $  602.2        $  593.5        $  559.5
                                                     ========        ========        ========

Share of Affiliates' Earnings
---------------------------------------------
Other Foreign                                        $    3.0        $    3.8        $    2.7
                                                     --------        --------        --------
                                                     $    3.0        $    3.8        $    2.7
                                                     ========        ========        ========

Identifiable Assets for Continuing Operations
---------------------------------------------
Canada                                               $  289.1        $  288.8        $  270.4
Other Foreign                                           178.3           178.8            81.8
United States                                         1,716.7         1,655.2         1,586.5
                                                     --------        --------        --------
                                                     $2,184.1        $2,122.8        $1,938.7
                                                     ========        ========        ========


Foreign cash flows generated are used to meet local operating needs and for reinvestment. The translation of the foreign balance sheets into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive loss.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE F -- SHORT-TERM DEBT AND LINES OF CREDIT

Short-term debt (in millions) and weighted average interest rates as of year-end were:

                                                                            December 31
                                         -----------------------------------------------------------------------------
                                                       2000                                            1999
                                         ------------------------------                  -----------------------------
                                          Amount                  Rate                    Amount                 Rate
                                         --------                 -----                  --------                -----
Commercial paper                         $  172.0                 7.72%                  $  132.6                6.69%
Other short-term borrowings                  65.0                 7.56%                     115.0                6.53%
                                         --------                                        --------

                                         $  237.0                                        $  247.6
                                         ========                                        ========

Under a revolving credit agreement with a group of banks, GRC may borrow up to $350.0 million. The revolving credit agreement contains various restrictive covenants that include, among other things, minimum net worth, restrictions on additional indebtedness, and requirements to maintain certain financial ratios for GRC. Under the agreement, GRC met these requirements at December 31, 2000. While at year-end no borrowings were outstanding, availability under the credit line was reduced by $172.0 million of commercial paper outstanding. GRC also had borrowings of $65.0 million under unsecured money market lines at December 31, 2000.

Interest expense on short-term debt was $17.6 million in 2000, $12.8 million in 1999, and $12.9 million in 1998. The portion of interest expense allocated to discontinued operations was $3.7 million, $1.4 million, and $1.2 million for 2000, 1999 and 1998, respectively.

NOTE G -- LONG-TERM DEBT

Long-term debt (in millions) and the range of interest rates as of year-end were:

                                                                                                        December 31
                                            Interest                Final                     -------------------------------
                                              Rates               Maturity                      2000                  1999
                                         --------------          -----------                  ---------             ---------
Fixed Rate:
    Term notes                           6.68% - 10.45%          2001 - 2011                  $   818.8             $   882.2
    Nonrecourse obligations              8.35%                   2003                              20.0                  21.0
                                                                                               --------              --------
                                                                                                  838.8                 903.2

Variable Rate:
    Term notes                           5.72% - 7.26%           2001 - 2003                      276.6                 178.0
                                                                                               --------              --------
                                                                                               $1,115.4              $1,081.2
                                                                                               ========              ========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE G -- LONG-TERM DEBT (CONTINUED)

Maturities of GRC's long-term debt as of December 31, 2000 for the next five years were (in millions):

               Year              Maturities
               ----              ----------
               2001               $ 248.5
               2002                 155.5
               2003                 256.6
               2004                 100.0
               2005                  67.5

Interest expense incurred on long-term debt, net of capitalized interest, was $92.6 million in 2000, $88.5 million in 1999, and $91.4 million in 1998. Interest expense capitalized as part of the cost of construction of major assets was $.1 million in 2000. $.8 million in 1999, and $1.3 million in 1998. The portion of interest expense allocated to discontinued operations was $50.7 million, $49.1 million, and $52.4 million for 2000, 1999 and 1998, respectively.

NOTE H -- OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

In the ordinary course of business, GRC utilizes off-balance sheet financial instruments to manage financial market risk, including interest rate and foreign exchange risk.

At December 31, 2000, GRC had the following off-balance sheet financial instruments (in millions):

                                   Notional        Pay           Receive
Interest Rate Swaps                 Amount      Rate/Index      Rate/Index    Maturity
---------------------------------  --------   -------------     ----------   -----------
GRC pays fixed, receives floating   $374.8    4.93% - 7.54%       LIBOR      2001- 2011
GRC pays floating, receives fixed   $150.0    6.06% - 6.80%       LIBOR      2001


Currency Swaps and Forwards                      Receive         Deliver      Maturity
---------------------------------             ------------      ----------    ---------
Canadian dollar swap                              $115.0         C$156.2        2011
Duetschemark forwards                             $ 46.8          84.3DM        2002

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE H -- OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (CONTINUED)

Following is a summary of GRC's interest rate hedge activity (in millions):

                                         Pay               Pay
Interest Rate Swaps                     Fixed            Floating
------------------------------          ------           --------
Balance at January 1, 1999              $745.9             $530.0
Additions                                 75.8                 --
Maturities                              (253.2)                --
                                        ------             ------
Balance December 31, 1999                568.5              530.0
Additions                                206.7              150.0
Maturities                              (400.4)            (530.0)
                                        ------             ------
Balance at December 31, 2000            $374.8             $150.0
                                        ======             ======

GRC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating/fixed rate mix of the debt portfolio. GRC also uses forward starting interest rates swaps and treasury derivatives to manage interest rate risk associated with the anticipated issuance of debt.

Historically, GRC had a program that utilized interest rate swaps to match the cash flow characteristics of its debt portfolio and its railcar leases. The interest rate swaps effectively converted GRC's long-term fixed rate debt to debt with maturities of three months to five years, matching the terms of the railcar leases. During 2000, GRC terminated this program and implemented a new program that utilizes interest rate swaps to achieve a target level of floating interest rate exposure in its debt portfolio to reduce income volatility over the long-term.

The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. The fair value of the interest rate swaps was $(1.2) million at December 31, 2000 and $3.3 million at December 31, 1999.

GRC has entered into currency swaps and forwards to hedge $115.0 million of debt obligations of its Canadian subsidiary and $46.8 million in debt obligations associated with a German joint venture. The fair value of the aggregate of currency swap and forward agreements was $23.7 million at December 31, 2000 and $5.7 million at December 31, 1999.

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

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE I -- FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

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

The fair value of fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GRC's current incremental borrowing rates for similar borrowing arrangements. Portions of fixed rate long-term debt have effectively been converted to floating rate debt by utilizing interest rate swaps (GRC pays floating rate interest, receives fixed rate interest) as described in Note H. In such instances, the increase (decrease) in the fair value of the fixed rate long-term debt would be offset in part by the increase (decrease) in the fair value of the interest rate swap.

The following table sets forth the carrying amounts and fair values of the company's fixed rate debt (in millions):

                                                                         December 31
                                              ----------------------------------------------------------------
                                                        2000                                     1999
                                              -------------------------                -----------------------
                                              Carrying           Fair                  Carrying          Fair
                                               Amount            Value                  Amount           Value
                                              --------          -------                --------         ------
Long-term debt - fixed                        $ 838.8           $ 831.4                 $903.2          $894.9
                                              =======           =======                 ======          ======

NOTE J -- PENSION AND OTHER POSTRETIREMENT BENEFITS

GRC and its subsidiaries contributed to several pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were zero, $.1 million, and $2.8 million in 2000, 1999, and 1998, respectively.

Costs pertaining to the GATX plans are allocated to GRC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for continuing operations for 2000, 1999, and 1998 was $.5 million, $.5 million and $.7 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

In addition to the pension plans, GRC's other postretirement plans provide health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GRC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE J -- PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

The following tables set forth pension obligations and plan assets as of December 31 and other postretirement obligations for continuing operations as of December 31 (in millions):

                                                               2000            1999
                                                              -------         -------
Change in benefit obligation:
  Benefit obligation at beginning of period                   $  32.9         $  34.4
  Service cost                                                     .2              .1
  Interest cost                                                   2.1             2.3
  Actual loss                                                    (1.9)             --
  Benefits paid                                                  (3.3)           (3.9)
                                                              -------         -------
  Benefit obligation at end of period                         $  30.0         $  32.9
                                                              =======         =======

Change in fair value plan assets:
  Plan assets at beginning of period                          $    --         $    --
  Company contributions                                           3.3             3.9
  Benefits paid                                                  (3.3)           (3.9)
                                                              -------         -------
  Plan assets at end of period                                $    --         $    --
                                                              =======         =======

Reconciliation of accrued and total amount recognized:
  Funded status of the plan                                   $ (30.0)        $ (32.9)
  Unrecognized net gain                                         (11.2)           (9.5)
                                                              -------         -------
  Accrued cost                                                $ (41.2)        $ (42.4)
                                                              =======         =======

  Accrued benefit liability recognized                        $ (41.2)        $ (42.4)
                                                              =======         =======

                                                               2000            1999            1998
                                                              -------         -------         -------
Total costs:
  Service cost                                                $    .2         $    .1         $    .1
  Interest cost                                                   2.1             2.3             2.5
  Amortization of unrecognized net gain                           (.4)            (.3)            (.5)
                                                              -------         -------         -------
  Net periodic cost                                           $   1.9         $   2.1         $   2.1
                                                              =======         =======         =======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE J -- PENSION AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Assumptions as of December 31:

                                                     2000           1999
                                                     ----           ----
Discount rate                                        7.50%          7.00%
Rate of compensation increases                       5.00%          5.00%

The assumed health care cost trend rate was 5.0% for participants over the age of 65 and 6.0% for participants under the age of 65 for 2000 and thereafter. The health care cost trend rate has a significant effect on the other postretirement benefit cost and obligation. A 1% increase in the trend rate would increase the cost by $.2 million and the obligation by $2.8 million. A 1% decrease in the trend rate would decrease the cost by $.2 million and the obligation by $2.5 million.

NOTE K -- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of GRC's deferred tax liabilities and assets were (in millions):


                                                              2000           1999
                                                             -------        -------
Deferred Tax Liabilities:
   Book/tax basis differences due to depreciation            $ 247.2        $ 244.6
   Other                                                       129.1          104.4
                                                             -------        -------
      Total deferred tax liabilities                           376.3          349.0

Deferred Tax Assets:
   Accruals not currently deductible for tax purposes            7.5           10.3
   Postretirement benefits other than pensions                  14.2           15.4
   Lease accounting                                             27.1           20.8
   Other                                                         4.2            3.2
                                                             -------        -------
      Total deferred tax assets                                 53.0           49.7
                                                             -------        -------

        Net deferred tax liabilities                         $ 323.3        $ 299.3
                                                             =======        =======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE K -- INCOME TAXES (CONTINUED)

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

Income taxes from continuing operations consisted of (in millions):

                                    Year Ended December 31
                               ------------------------------
                               2000         1999         1998
                               ----         ----         ----
Current-
    Domestic:
       Federal                $ 8.8         $27.9        $19.1
       State and local          3.5           2.1          1.6
                              -----         -----        -----
                               12.3          30.0         20.7
    Foreign                     9.8           6.9          5.2
                              -----         -----        -----
                               22.1          36.9         25.9
Deferred-
    Domestic:
       Federal                 25.8          12.0         18.1
       State and local         (1.0)           .7          1.3
                              -----         -----        -----
                               24.8          12.7         19.4
    Foreign                      .4           2.2          3.3
                              -----         -----        -----
                               25.2          14.9         22.7
                              -----         -----        -----

Income tax expense            $47.3         $51.8        $48.6
                              =====         =====        =====

Income taxes paid             $16.2         $35.2        $19.6
                              =====         =====        =====

The reasons for the differences between GRC's effective income tax rate and the federal statutory income tax rate were:

                                             Year Ended December 31
                                         -------------------------------
                                         2000          1999         1998
                                         ----          ----         ----
Federal statutory income tax rate        35.0%         35.0%        35.0%
Add (deduct) effect of:
      State income taxes                  1.6            .7           .9
      Foreign income                      1.3           1.3          1.4
      Other                               (.4)           .5           .4
                                         ----          ----         ----

                                         37.5%         37.5%        37.7%
                                         ====          ====         ====

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE L -- COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

GRC's revenues are derived from a range of industries and companies. However, approximately 41.9% of total revenues are generated from the transportation of product from the chemical industry; for similar services, 24.0% of revenues are derived from the petroleum industry and 17.8% from the food industry.

Under its customer lease agreements, GRC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. GRC performs credit evaluations prior to approval of a lease contract. Subsequently, the creditworthiness of the customer is monitored on an ongoing basis. GRC maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to GRC.

At December 31, 2000, GRC had firm commitments to acquire railcars totaling $124.1 million.

GRC issued $181.6 million of guarantees at December 31, 2000. Guarantees are commitments issued to guarantee performance of an affiliate to a third party. Exposure to GRC for certain supplier and loan payment guarantees is mitigated by, among other things, a third party cross guaranty.

GRC is also a party to letters of credit and bonds totaling $10.7 million at December 31, 2000 and $11.8 million at December 31, 1999. In GRC's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

GRC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial the ultimate liability with respect to such litigation and claims cannot be determined at this time. Management believes that damages, if any, required to be paid by GRC and its subsidiaries in the discharge of such liabilities are not likely to be material to GRC's consolidated results of operations or financial position.

NOTE M -- DISCONTINUED OPERATIONS

In July 2000, GRC announced its intent to sell GATX Terminals Corporation (Terminals) and reached an agreement in November to sell substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. A portion of this transaction closed in March 2001 and the remainder is expected to close following regulatory approval. GRC expects to complete the divestiture of the remaining terminals in 2001.

GRC's financial statements have been restated to reflect Terminals as a discontinued operation for all periods presented. Corporate allocations to discontinued operations were for services provided. Operating results include interest expense on debt to be assumed by the buyer and an allocation of the interest expense on GRC's general credit facilities based on actual historical financing requirements.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE M -- DISCONTINUED OPERATIONS (CONTINUED)

Operating results of the discontinued Terminals operation are presented below (in millions):

                                                  Year Ended December 31
                                          -------------------------------------
                                            2000           1999           1998
                                          -------        -------        -------
Gross income                              $ 331.3        $ 293.9        $ 311.2
Net income, net of income taxes of
$22.6, $19.1, and $13.4                      37.1           26.1           19.5

Assets and liabilities of the discontinued operations are summarized below (in millions):

                                                       December 31
                                                 ----------------------
                                                   2000           1999
                                                 -------        -------
Accounts receivable, net                         $  35.1        $  31.8
Tank storage terminals and pipelines, net          852.4          733.0
Investments in affiliated companies                 71.1          195.9
Other assets                                        61.6           37.2

Accounts payable and accrued expenses               64.0           77.9
Long-term debt                                     147.7          144.7
Deferred items                                     197.7          158.8
                                                 -------        -------

Net assets of discontinued operations            $ 610.8        $ 616.5
                                                 =======        =======


NOTE N -- FINANCIAL DATA OF BUSINESS SEGMENTS

GRC is engaged in the following businesses:

GATX Rail and its domestic and foreign subsidiaries and affiliates (Rail) lease and manage tank cars and other specialized railcars.

Other represents external and intercompany financing activities.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE N -- FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)

The financial data presented on this and the following page conform to SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information, and depict the profitability, financial position and cash flow for each of GRC's business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and interest costs based upon the debt levels shown below.



IN MILLIONS                                             GATX RAIL               OTHER                TOTAL
---------------------------------------------------     ---------              --------             --------

2000

PROFITABILITY
Revenues                                                  $  572.0             $   30.2             $  602.2
Share of affiliates' earnings                                  3.0                   --                  3.0
                                                          --------             --------             --------

Gross income                                                 575.0                 30.2                605.2

Interest expense                                             (52.8)                (9.4)               (62.2)
Depreciation and amortization                               (100.5)                  --               (100.5)
Income from continuing operations before taxes               105.9                 20.2                126.1
Income from continuing operations                             65.7                 13.1                 78.8


FINANCIAL POSITION
Investments in affiliated companies                           83.9                   --                 83.9
Identifiable assets                                        1,669.6              1,125.3              2,794.9

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    151.8                 10.1                161.9
Capital additions                                            374.8                   --                374.8

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE N -- FINANCIAL DATA OF BUSINESS SEGMENTS (CONTINUED)



IN MILLIONS                                              GATX RAIL             OTHER                TOTAL
-------------------------------------------------        ---------            --------             --------
1999

PROFITABILITY
Revenues                                                  $  567.1             $   26.4             $  593.5
Share of affiliates' earnings                                  3.8                   --                  3.8
                                                          --------             --------             --------

Gross income                                                 570.9                 26.4                597.3

Interest expense                                             (52.6)                (5.7)               (58.3)
Depreciation and amortization                               (100.1)                  --               (100.1)
Income from continuing operations before taxes               117.5                 20.5                138.0
Income from continuing operations                             72.9                 13.3                 86.2

FINANCIAL POSITION
Investments in affiliated companies                           91.3                   --                 91.3
Identifiable assets                                        1,693.8              1,045.5              2,739.3

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    141.4                 12.7                154.1
Capital additions                                            386.6                   --                386.6


1998

PROFITABILITY
Revenues                                                  $  532.3             $   27.2             $  559.5
Share of affiliates' earnings                                  2.7                   --                  2.7
                                                          --------             --------             --------

Gross income                                                 535.0                 27.2                562.2

Interest expense                                             (52.9)                (6.3)               (59.2)
Depreciation and amortization                                (97.3)                  --                (97.3)
Income from continuing operations before taxes               108.5                 20.5                129.0
Income from continuing operations                             67.1                 13.3                 80.4

FINANCIAL POSITION
Investments in affiliated companies                           62.2                   --                 62.2
Identifiable assets                                        1,539.9                980.3              2,520.2

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    166.1                 20.9                187.0
Capital additions                                            384.8                   --                384.8

                     GATX RAIL CORPORATION AND SUBSIDIARIES

NOTE O -- SUBSEQUENT EVENTS

On March 1, 2001, GATX completed the sale of the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included Terminals' domestic terminaling operations and the Central Florida Pipeline Company. The sale of Calnev Pipeline Company to Kinder Morgan Energy Partners, L.P.is expected to close following regulatory approval. Approximately $800 million of the purchase price was realized in conjunction with this portion of the transaction, including approximately $620 million in cash plus the assumption of debt and other liabilities. The remainder of the purchase price will be realized upon closing of the Calnev Pipeline Company sale.

GATX has also completed the sale of substantially all of Terminals' European operations, including the sale of GATX Terminals Antwerpen N.V., a wholly-owned terminal operation based in Antwerp, to Oiltanking GmbH, and the sale of its 50% interest in Terminales Portuarias, S.A. to its partner, Petrofrance Chemie S.A.

In the fourth quarter of 2000, employees at Rail's four major U.S. service centers rejected the terms of a company-proposed labor contract. As a result of this situation, the amount of work at Rail's service centers declined and the use of third-party contract shops increased. On February 26, 2001, employees at Rail's domestic service centers approved a new labor contract. Subsequent to December 31, 2000, Rail decided to shut down the service center located in East Chicago, Indiana. The three remaining service centers were not affected by this decision.

In March 2001, a subsidiary of Rail purchased Dyrekcja Eksploatacji Cystern
(DEC), Poland's national tank car fleet and fuel distribution company. DEC assets include 11,500 tank cars and a maintenance network.

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

---------------------------------------- ---------------- -------------- -------------------- ----------------- -----------------
Year ended December 31, 2000:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  2.5           $ 1.6             $   .6  (B)         $  (.1) (C)        $ 4.6

Year ended December 31, 1999:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  3.1           $  --             $   --  (B)         $  (.6) (C)        $ 2.5

Year ended December 31, 1998:
   Allowance for possible losses
      in collection of trade
      receivables - Note A                    $  3.9           $  --             $  (.7) (B)         $  (.1) (C)        $ 3.1


Note A -- Deducted from asset accounts.
Note B -- Transfer from other accounts.
Note C -- Uncollectible accounts charged off.