Form 10-Q
period 2001-03-31
GATX RAIL CORP
filed 2001-05-03
CIK 276478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        -------------------------------
                                    Form 10-Q

         [X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
         March 31, 2001                                          2-54754



                              GATX Rail Corporation




  Incorporated in the                            IRS Employer Identification No.
  State of New York                                         36-2827991

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

     Registrant had 1,000 shares of common stock outstanding (all owned by GATX Corporation) as of April 30, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                         -------------------------------------
                                                                                               2001                2000
                                                                                         -----------------   -----------------


GROSS INCOME

    Lease and financing services                                                         $      142.8         $    140.2
    Other income                                                                                  8.1                6.6
                                                                                         -----------------   -----------------
    REVENUES                                                                                    150.9              146.8
    Share of affiliates' earnings                                                                  .9                1.1
                                                                                         -----------------   -----------------
TOTAL GROSS INCOME                                                                              151.8              147.9

OWNERSHIP COSTS
    Depreciation and amortization                                                                24.4               25.8
    Interest, net                                                                                 7.3               16.3
    Operating lease expense                                                                      35.3               29.3
                                                                                         -----------------   -----------------
TOTAL OWNERSHIP COSTS                                                                            67.0               71.4

OTHER COSTS AND EXPENSES
    Operating expenses                                                                           58.9               27.3
    Selling, general and administrative                                                          16.9               14.9
    Fair value adjustments for derivatives                                                         .4                -
                                                                                         -----------------   -----------------
TOTAL OTHER COSTS AND EXPENSES                                                                   76.2               42.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                             8.6               34.3

INCOME TAXES                                                                                      3.9               12.5
                                                                                         -----------------   -----------------

INCOME FROM CONTINUING OPERATIONS                                                                 4.7               21.8

DISCONTINUED OPERATIONS
    Operating results, net of income taxes                                                        3.1                5.8
    Gain on sale of portion of segment, net of income taxes                                     171.4                -
                                                                                         -----------------   -----------------
TOTAL DISCONTINUED OPERATIONS                                                                   174.5                5.8

                                                                                         -----------------   -----------------
NET INCOME                                                                               $      179.2        $      27.6
                                                                                         =================   =================


(1) The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for the respective periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2001. Certain amounts in the 2000 financial statements have been reclassified to conform to the current presentation.

(2) Discontinued operations - Operating results for GATX Terminals Corporation are shown net of taxes of $1.8 million and $3.2 million, respectively, for the two periods displayed. Gain on sale of portion of segment reflects the sale of substantially all of the company's interest in GATX Terminals Corporation and its subsidiary companies and is stated net of income taxes of $199.8 million.

                     GATX RAIL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                                             MARCH 31           DECEMBER 31
                                                                                               2001                 2000
                                                                                         ------------------   -----------------
                                                                                            (Unaudited)
ASSETS

Cash and Cash Equivalents                                                                 $     586.7         $       58.4
Trade Receivables - net                                                                          38.6                 56.4
Note Receivable from GATX Capital Corporation                                                    37.1                 38.1

Railcars and service facilities                                                               2,728.0              2,695.3
     Less - allowance for depreciation                                                       (1,317.2)            (1,317.8)
                                                                                         ------------------   -----------------
                                                                                              1,410.8              1,377.5

Due from GATX Corporation                                                                       476.3                480.7
Investments in Affiliated Companies                                                              86.2                 83.9
Other Assets                                                                                    156.9                 89.1
Net Assets of Discontinued Operations                                                           159.6                610.8
                                                                                         ------------------   -----------------
                                                                                          $   2,952.2         $    2,794.9
                                                                                         ==================   =================
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

Accounts Payable                                                                         $       78.6         $       91.6
Accrued Expenses                                                                                466.5                 32.9
Debt
   Short-term                                                                                      .1                236.7
   Long-term:
        Recourse                                                                                973.6              1,095.4
        Nonrecourse                                                                              19.0                 20.0
   Capital lease obligations                                                                     65.1                 71.9
                                                                                         ------------------   -----------------
                                                                                              1,057.8              1,424.0

Deferred Income Taxes                                                                           229.3                323.3
Other Deferred Items                                                                            203.3                129.8
                                                                                         ------------------   -----------------

        Total Liabilities and Deferred Items                                                  2,035.5              2,001.6

Shareholder's Equity

   Common stock - par value $1 per share, 1,000 shares authorized,
        issued and outstanding (owned by GATX Corporation)                                        -                    -
   Additional capital                                                                           335.0                335.0
   Reinvested earnings                                                                          637.7                511.0
   Accumulated other comprehensive loss                                                         (56.0)               (52.7)
                                                                                         ------------------   -----------------
        Total Shareholder's Equity                                                              916.7                793.3
                                                                                         ------------------   -----------------
                                                                                          $   2,952.2          $   2,794.9
                                                                                         ==================   =================


                     GATX RAIL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                         -----------------------
                                                                                            2001          2000
                                                                                         ----------    ---------
OPERATING ACTIVITIES

Income from continuing operations                                                        $      4.7     $   21.8
Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operations:
      Depreciation and amortization                                                            24.4         25.8
      Deferred income taxes                                                                   (66.0)         4.4
Other, including working capital                                                               85.2          5.7
                                                                                         ----------     --------
  Net cash provided by continuing operations                                                   48.3         57.7

INVESTING ACTIVITIES

Additions to railcars and service facilities                                                  (33.2)      (130.0)
Investments in affiliated companies                                                            --           (1.4)
Other investments                                                                             (89.8)        --
                                                                                         ----------     --------
Capital additions                                                                            (123.0)      (131.4)
Proceeds from sale of portion of segment                                                    1,021.3
Proceeds from other asset sales                                                                 5.0          4.4
                                                                                         ----------     --------
  Net cash provided by (used in) investing activities of continuing operations                903.3       (127.0)

FINANCING ACTIVITIES

Proceeds from issuance of long-term debt                                                       --           --
Repayment of long-term debt                                                                  (126.2)         (.7)
Net (decrease) increase in short-term debt                                                   (236.6)       194.2
Repayment of capital lease obligations                                                         (6.8)        (6.4)
Cash dividends paid to GATX Corporation                                                       (50.5)        (9.5)
Net decrease (increase) in amount due from GATX Corporation                                     4.4        (45.0)
                                                                                         ----------     --------
  Net cash (used in) provided by financing activities of continuing operations               (415.7)       132.6
  Net Transfers to Discontinued Operations                                                     (7.6)       (59.1)
                                                                                         ----------     --------
  NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                        528.3          4.2

  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS           (13.2)         5.2
                                                                                         ----------     --------
NET  INCREASE IN CASH AND CASH EQUIVALENTS

                                                                                         $    515.1     $    9.4
                                                                                         ==========     ========

                     GATX RAIL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                       ---------------------
                                                         2001         2000
                                                       --------    ---------
Net income                                             $  179.2     $  27.6
Other comprehensive (loss) income, net of tax:
        Foreign currency translation adjustment            (8.7)      (10.7)
        Unrealized gain on derivative instruments           5.4        --
                                                       --------     -------
Other comprehensive loss                                   (3.3)      (10.7)

COMPREHENSIVE INCOME                                   $  175.9     $  16.9
                                                       ========     =======

                     GATX RAIL CORPORATION AND SUBSIDIARIES

          FINANCIAL DATA OF BUSINESS SEGMENTS FOR CONTINUING OPERATIONS
                                   (UNAUDITED)
                                  (IN MILLIONS)



IN MILLIONS                                              GATX RAIL          OTHER         TOTAL
                                                         ----------      -----------  ----------
THREE MONTHS ENDED MARCH 31, 2001

PROFITABILITY

Revenues                                                 $    142.8            8.1    $    150.9
Share of affiliates' earnings                                    .9           --              .9
                                                         ----------        -------    ----------

Gross income                                                  143.7            8.1         151.8
Interest expense (income)                                      12.9           (5.6)          7.3
Depreciation and amortization                                  24.4           --            24.4
Income from continuing operations before taxes                 (5.0)          13.6           8.6
Income from continuing operations                              (4.1)           8.8           4.7

FINANCIAL POSITION

Investments in affiliated companies                            86.2           --            86.2
Identifiable assets                                         1,758.8        1,033.8       2,792.6

ITEMS AFFECTING CASH FLOW

Net cash provided by continuing operations                     39.6            8.7          48.3
Capital additions                                             123.0           --           123.0

THREE MONTHS ENDED MARCH 31, 2000

PROFITABILITY

Revenues                                                 $    140.2     $      6.6    $    146.8
Share of affiliates' earnings                                   1.1           --             1.1
                                                         ----------        -------    ----------
Gross income                                                  141.3            6.6         147.9
Interest expense                                               14.7            1.6          16.3
Depreciation and amortization                                  25.8           --            25.8
Income from continuing operations before taxes                 29.3            5.0          34.3
Income from continuing operations                              18.5            3.3          21.8

FINANCIAL POSITION AT DECEMBER 31, 2000

Investments in affiliated companies                            83.9           --            83.9
Identifiable assets                                         1,669.6          514.5       2,184.1

ITEMS AFFECTING CASH FLOW

Net cash provided by continuing operations                     53.3            4.4          57.7
Capital additions                                             131.4           --           131.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2001
                          TO FIRST THREE MONTHS OF 2000

GATX Rail Corporation's (GRC) net income for the first three months of 2001 was $179 million, a $151 million increase from the $28 million reported for the same period in 2000. Earnings for the quarter included a $172 million after-tax gain related to the partial sale of GATX Terminals Corporation as well as $16 million of after-tax expense for nonrecurring items.

GRC is a wholly owned subsidiary of GATX Corporation. During 2000, GATX Corporation redefined its strategic focus and undertook initiatives to position itself as a specialized finance and leasing company. GATX Terminals Corporation (Terminals), which specializes in the storage and distribution of bulk petroleum and chemical products, was targeted for divestiture to help accomplish this goal. The Terminals segment is no longer considered to be an ongoing operation, and its financial data has been segregated as discontinued operations for all periods presented. During the first quarter of 2001, GATX completed the sale of substantially all of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included the bulk of the domestic terminaling operations, Central Florida Pipeline Company, and Calnev Pipeline Company. Additionally during the quarter, GATX divested substantially all of the Terminals' European operations.

RESULTS OF CONTINUING OPERATIONS

GRC's gross income from continuing operations of $152 million was $4 million higher than the prior year. Net income from continuing operations for the first three months of 2001 was $5 million compared to $22 million for the first three months of 2000.

GATX RAIL (RAIL)

Rail's gross income for the first three months of 2001 increased slightly over the prior year period due to higher other service revenues and disposition gains. Rental revenue was down slightly compared to last year due to a weaker rail market caused in part by the continued economic downturn. Several industries serviced by Rail, specifically the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar demand. Higher natural gas prices, which increased raw material costs and decreased production expectations for certain chemical companies, are resulting in lower demand for railcars. These factors in addition to the announcement by the railroads to potentially charge demurrage fees and higher diversion fees is causing fleet rationalization among Rail's customers. These factors are expected to continue affecting car demand and lease rates during the remainder of the year.

Approximately 84,600 railcars were on lease throughout North America at quarter end, compared to 84,900 a year ago. Rail's utilization decreased to 92% as of March 31, 2001 from 94% at the end of prior year period, reflecting an increase in the number of idle railcars. Demand for new and used railcars remains soft. Railcar producers have substantially reduced production levels as a result of current market conditions. Correspondingly, Rail's new car orders and fleet additions have also been scaled back. Rail's new car order activity was limited to specific customer orders. Rail's North American fleet totaled 91,500 cars at the end of the first quarter, up from 90,400 in the prior year but comparable to the year end fleet of 91,600.

Ownership costs of $73 million increased $3 million from last year. Although Rail's fleet increased from 2000, depreciation and interest expense decreased slightly from last year due to Rail's use of sale-leaseback financing. As a result, operating lease expense increased $6 million over the prior year period.

Rail's operating costs included $24 million of nonrecurring items, $20 million of which related to the closing of its East Chicago repair facility. Excluding these nonrecurring charges, operating expenses increased $7 million due to higher repair and maintenance expenses attributable to the increased use of third party contract repair shops as a result of a previously reported labor dispute at Rail's domestic service centers. In February 2001, employees at Rail's domestic service centers approved a new labor contract.

Rail's net loss of $4 million was $23 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring expenses.

In March 2001 Rail purchased Dyrekcja Eksploatacji Cystern (DEC), a Polish tank car fleet and fuel distribution company. DEC assets include 11,500 tank cars and a maintenance network.

OTHER

All financing activities considered non-operational to Rail have been isolated in the Other segment. Net income of $9 million increased $6 million compared to the prior year period largely due to lower net interest expense that reflects the utilization of the proceeds from the partial sale of Terminals.

RESULTS OF DISCONTINUED OPERATIONS

The Terminals segment is no longer considered to be an ongoing operation, and its financial data has been segregated as discontinued operations for all periods presented.

In March 2001, GATX sold the majority of Terminals' domestic operations to Kinder Morgan Energy Partners, L.P. The sale included Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipeline Company. GATX also sold substantially all of Terminals' European operations in the first quarter of 2001. An after-tax gain of approximately $171 million was recognized on the sales of Terminals' assets in the first quarter 2001. GATX expects to complete the divestiture of Terminals' remaining assets in 2001.

Comparisons between periods were affected by the sale of various assets. Terminals' operations generated $3 million in the first quarter 2001, compared to $6 million in the first quarter 2000.

Terminals owned 25.1% of the common stock of Olympic Pipeline Company (Olympic). On June 10, 1999, a pipeline rupture and explosion occurred on one of the pipelines owned by Olympic. Several lawsuits have been filed against Olympic and its operator. On September 20, 2000, Terminals sold its entire 25.1% ownership of Olympic's common stock to the Pipelines Business Unit of BP Amoco PLC.

CASH FLOW AND LIQUIDITY

Net cash provided by operating activities for the first three months of 2001 was $48 million, a $10 million decrease from last year's period, reflecting lower earnings at Rail.

Proceeds of $1.0 billion from the sale of a portion of a segment relates to the sale of various Terminals' assets. Proceeds from other asset were comparable to the prior year.

Rail invested $123 million, an $8 million decrease from the three-month period of 2000, including approximately $90 million for the acquisition of DEC, a Polish tank car fleet and fuel distribution company. Rail's capital additions excluding the acquisition of DEC were $33 million and $131 million in 2001 and 2000, respectively. Rail's investment in its railcar fleet was approximately $96 million lower in 2001 reflecting the current market conditions. As a result, railcar additions are not anticipated to exceed prior year activity. Internally generated cash flow, proceeds from asset sales and GRC's external financing sources will be used to fund capital additions.

Cash used in financing activities of continuing operations was $416 million in the first quarter 2001 compared to cash provided by financing activities of continuing operations of $133 million in the first quarter 2000. GRC utilized a portion of the proceeds from the sale of Terminals to repay $237 million of short-term debt and $126 million of long-term obligations. Additionally, GRC paid $51 million in dividends to GATX Corporation.

GRC had available unused committed lines of credit amounting to $450 million at March 31, 2001. GRC has a $650 million shelf registration for pass-through certificates and debt securities of which $477 million had been issued through March 31, 2001.

OTHER MATTERS

Effective January 1, 2001, GATX adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the qualified nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss. The change in fair value of the ineffective portion of a hedge will be immediately recognized in earnings. GRC uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under previous accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps were deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements were deferred in the investment section of the balance sheet and recognized as part of other comprehensive loss in stockholder's equity. The adoption of SFAS No. 133 on January 1, 2001 resulted in $.2 million being recognized as expense in the statement of income and $5.4 million of unrealized gain in other comprehensive loss.

Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from those suggested in the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to general economic conditions, strength of the railcar market, railcar lease rate and utilization levels, dynamics (including natural gas prices) affecting customers within the chemical, petroleum and food industries.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GRC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GRC and its subsidiaries in the discharge of such liabilities are not likely to be material to GRC's consolidated financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       PAGE

(a)      10   Stock Purchase Agreement dated February 28,2001 between
               GATX Rail Corporation, a wholly-owned subsidiary of GATX
               Corporation, GATX Terminals Holding Corporation, a wholly-owned subsidiary of GATX Rail Corporation, and Kinder Morgan Energy
               Partners L.P. to sell Calnev Pipeline Company, are incorporated by reference to GATX Rail Corporation Annual Report on Form 10-K.

         12   Statement regarding computation of earnings to fixed charges.                        11

              Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and subsidiaries on a consolidated basis will be furnished to the Commission upon request.

(b) No reports on Form 8-K were filed since March 30, 2001, the filing date of the December 31, 2000 Form 10-K.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GATX RAIL CORPORATION
                                  (Registrant)




                               /s/ Brian A. Kenney
                         -------------------------------
                                 Brian A. Kenney
                           Vice President and Director
                            (Duly Authorized Officer)



Date:  May 3, 2001